Form 10-Q
period 2008-09-30
ENERGY & TECHNOLOGY CORP.
filed 2008-11-18
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to  ______.

ENERGY & TECHNOLOGY, CORP.
(Exact name of registrant as specified in Charter)

DELAWARE		26-0198662
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Petroleum Towers, Suite 530
P.O. Box 52523
Lafayette, LA 70505
 (Address of Principal Executive Offices)
 _______________

(337) 984-2000
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2008: 175,100,000 shares of common stock.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

September 30, 2008

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Energy & Technology, Corp. (the “Company”) and our subsidiary, Technical Industries, Inc. (TII), and Energy Pipe, LLC (a variable interest entity), that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company, TII, and Energy Pipe, LLC (sometimes referred to herein on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management's expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company.  The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	general economic and industry conditions;
•	our capital requirements and dependence on the sale of our equity securities;
•	the liquidity of the Company’s common stock will be affected by the lack of a trading market;
•	industry competition;
•	shortages in availability of qualified personnel;
•	legal and financial implications of unexpected catastrophic events;
•	regulatory or legislative changes effecting the industries we serve; and
•	reliance on, and the ability to attract, key personnel.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s S-1 Report filed with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)
Current Assets
Cash and Cash Equivalents	$1,292,934	$437,997
Accounts Receivable
Trade	1,396,635	1,428,724
Other	25,014	5,704
Inventory	2,145,179	-
Investments	117,996	-
Prepaid Expenses	81,194	38,117
Deferred Tax Asset	20,065	369,055

Total Current Assets	5,079,017	2,279,597

Property and Equipment, Net	8,310,456	7,922,082

Other Assets
Patent, net	539,028	564,427
Deferred IPO Expenses	47,980	10,552
Deposits	4,988	4,988
Other Assets	14,648	10,026

Total Other Assets	606,644	589,993

Total Assets	$13,996,117	$10,791,672

The accompanying notes are an integral of these financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Cash Overdraft	$-	$52,900
Current Maturities of Notes Payable	8,744	10,033
Accounts Payable	1,074,032	381,649
Accrued Payroll and Payroll Liabilities	139,199	24,074
Income Taxes Payable	364,555	-
Customer Deposits	551,075	-
Accrued Rent	1,150,000	1,037,500
Accrued Liability for Capital Expenditures	6,278,327	6,326,200

Total Current Liabilities	9,565,932	7,832,356

Long-Term Liabilities
Notes Payable	4,558	11,295
Deferred Taxes Payable	578,076	566,910
Due to Affiliates	1,705,722	1,407,718

Total Long-Term Liabilities	2,288,356	1,985,923

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
175,100,000 Shares Issued and Outstanding at September 30, 2008,
(unaudited), 175,000,000 Shares Issued and Outstanding at
December 31, 2007, 74,900,000 Shares Unissued at
September 30, 2008 (unaudited), 75,000,000 Shares Unissued at
December 31, 2007 (72,000 Shares Subscribed at
December 31, 2007)	175,100	175,000
Discount on Capital Stock	(125,000)	(125,000)
Capital Stock Subscribed	-	72,000
Paid-In Capital	180,375	80,475
Retained Earnings	1,911,354	770,918

Total Stockholders' Equity	2,141,829	973,393

Total Liabilities and Stockholders' Equity	$13,996,117	$10,791,672

The accompanying notes are an integral part of these financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$2,678,114	$1,051,041	$7,861,390	$2,559,522
Cost of Revenues
Materials and Supplies	1,663,853	81,087	3,202,735	140,323
Labor and Related Costs	313,548	227,536	688,109	644,620
Subcontract Labor	128,867	87,079	389,724	190,084
Depreciation	80,391	-	244,826	16,400
Other	173,473	111,783	391,785	180,129

Total Costs of Revenues	2,360,132	507,485	4,917,179	1,171,556

Gross Profit	317,982	543,556	2,944,211	1,387,966

Operating Expenses
General and Administrative Expenses
Salaries and Wages	156,660	46,723	430,574	101,852
Rent	54,141	49,240	167,672	150,404
Professional Services	32,641	6,823	102,849	25,096
Office Supplies and Expenses	20,031	20,082	61,540	49,738
Other	55,195	56,267	193,935	158,612

Total General and Administrative Expenses	318,668	179,135	956,570	485,702
Depreciation	23,107	23,688	57,482	54,663

Total Operating Expenses	341,775	202,823	1,014,052	540,365

(Loss) Income from Operations	(23,793)	340,733	1,930,159	847,601

Other Income (Expense)
Interest Expense	(24,460)	(33,095)	(71,474)	(100,752)
Investment Income	(2,593)	10,751	6,461	32,136

Total Other Income (Expense)	(27,053)	(22,344)	(65,013)	(68,616)

(Loss) Income Before Provision for Income Taxes	(50,846)	318,389	1,865,146	778,985

Provision for Income Taxes	(6,949)	159,630	724,710	390,595

Net (Loss) Income	$(43,897)	$158,759	$1,140,436	$388,390

(Loss) Earnings per Share - Basic	NM	NM	$0.01	NM

Earnings per Share - Diluted	NM	NM	$0.01	$0.00

NM - Calculation not meaningful since less than $.01 per share
The accompanying notes are an integral part of these financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Retained	Stock	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Subscriptions	Equity

Balance at January 1, 2007	175,000,000	$175,000	$(125,000)	$80,475	$275,334	$-	$405,809

Capital Stock Subscribed	-	-	-	-	-	72,000	72,000

Net Income	-	-	-	-	388,390	-	388,390

Balance at September 30, 2008	175,000,000	$175,000	$(125,000)	$80,475	$663,724	$72,000	$866,199

Balance at January 1, 2008	175,000,000	$175,000	$(125,000)	$80,475	$770,918	$72,000	$973,393

Issuance of Common Stock	100,000	100	-	99,900	-	(72,000)	28,000

Net Income	-	-	-	-	1,140,436	-	1,140,436

Balance at September 30, 2008	175,100,000	$175,100	$(125,000)	$180,375	$1,911,354	$-	$2,141,829

The accompanying notes are an integral part of these financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash Flows from Operating Activities
Net Income	$1,140,436	$388,390
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Depreciation	302,308	71,063
Amortization of Patent Costs	25,399	-
Bad Debt Expense	-	2,010
Deferred Income Taxes	360,156	387,579
Changes in Assets and Liabilities
Trade Receivables	32,089	(172,013)
Other Receivables	(19,310)	(2,277)
Inventory	(2,145,179)	-
Prepaid Expenses	(43,077)	36,983
Accounts Payable	692,383	(19,574)
Accrued Payroll and Payroll Liabilities	115,125	42,706
Income Taxes Payable	364,555	-
Increase in Customers' Deposits	551,075	-
Accrued Rent	112,500	112,500

Net Cash Provided by Operating Activities	1,488,460	847,367

Cash Flows from Investing Activities
Purchase of Investments	(117,996)	-
Decrease (Increase) in Other Assets	(4,622)	(4,494)
Payment on Accrued Liability for Capital Expenditures	(47,873)	-
Purchase of Property and Equipment	(690,682)	(253,373)

Net Cash Used in Investing Activities	(861,173)	(257,867)

Cash Flows from Financing Activities
Decrease in Cash Overdraft	(52,900)	-
Payment of IPO Costs	(37,428)	(551)
Borrowings of Loans from Affiliates	298,004	117,197
Repayment of Debt and Capital Lease Obligations	(8,026)	(32,831)
Issuance of Stock/Stock Subscriptions	28,000	-

Net Cash Provided by Financing Activities	227,650	83,815

Net Increase in Cash and Cash Equivalents	854,937	673,315

Cash and Cash Equivalents, Beginning of Period	437,997	492,752

Cash and Cash Equivalents, End of Period	$1,292,934	$1,166,067

The accompanying notes are an integral part of these financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$2,154	$3,233

Cash Paid During the Period for Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ENERGY & TECHNOLOGY CORP.
NOES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.     Organization

Technical Industries & Energy, Corp. (the Company) (TIE) was formed November 29, 2006 under the laws of the State of Delaware in order to acquire and to take over the assets and business of Technical Industries, Inc. (TII).  On that date, the Company issued 125,000,000 shares of common stock to American Interest, LLC, in exchange for founder services rendered.  The fair value of these services was considered immaterial, and no amounts were recognized in the financial statements.  At the time the shares were issued to American Interest, LLC, TIE had no assets, operations, or cash flows.  As such, the stock had no value at the time TIE was established.  The par value was arbitrarily established in order to comply with the State of Delaware laws.  In order to reflect the par value of the shares issued, the Company has recognized a discount on capital stock as a contra-equity account within the equity section of the consolidated balance sheets.

On January 3, 2007, the Company entered into a Stock Exchange Agreement and Share Exchange (the Agreement) whereby the sole shareholder of TII exchanged all of the outstanding shares of the TII to the Company in exchange for 50,000,000 shares of Company stock.  Accordingly, TII became a wholly-owned subsidiary of the Company.  The assets acquired and liabilities assumed were recorded at the carrying value to TII since TII and the Company were under common control prior to the acquisition.  In accordance with SFAS No. 141 and APB Opinion No. 16, the financial statements have been restated as if the transaction had occurred on January 1, 2006.  The number of shares of common stock outstanding as of December 31, 2006, were restated to reflect the 50,000,000 shares exchanged for TII.

TII specializes in the non-destructive testing of vessels, oilfield equipment and mainly pipe, including ultrasonic testing, utilizing the latest technologies.  These technologies enable TII to (i) provide detailed information to customers regarding each pipe tested, and (ii) reach energy reserves present technology cannot reach without extra cost to the oil and gas companies.  Because of the intense scrutiny applied to each section of pipe, TII is able to generate data which allows the pipe to be used in the most extreme conditions, and has been proven especially useful in deep water drilling operations in the Gulf of Mexico.

On August 29, 2008, the Company effected a name change from Technical Industries & Energy Corp. to Energy & Technology Corp. to better reflect the nature of the Company’s business.

Note 2.     Acquisition

As disclosed in Note 1, on January 3, 2007, the Company acquired all of the outstanding common stock of Technical Industries, Inc, in exchange for 50,000,000 shares of $.001 par value common stock.  The assets and liabilities assumed, which are summarized in the following paragraph, were recorded at the carrying value to TII since TII and the Company were under common control prior to the acquisition.

A summary of the assets acquired and liabilities assumed in connection with the acquisition of TII is as follows:

Assets
Cash and Cash Equivalents	$492,752
Receivables	570,801
Prepaid Expenses	42,555
Deferred Tax Asset	386,319
Property and Equipment, net	1,359,209
Capitalized Patent Costs	517,427
Other Assets	14,988

Note 2.     Acquisition (Continued)

Liabilities
Accounts Payable and Accrued Expenses	(956,825)
Notes Payable	(47,113)
Obligations under Capital Leases	(10,832)
Deferred Tax Liability	(85,779)
Amounts due to Affiliates	(1,877,693)

Since the Company and TII were under common control prior to the acquisition, the financial statements have been restated as if the transaction had occurred on January 1, 2006.  The unaudited results of operations of the Company and TII for periods prior to the acquisition are summarized as follows:

	Net Sales	Net Income
Two days ended January 2, 2007
Company	$-	$-
TII	-	-
	$-	$-

Year ended December 31, 2006
Company	$-	$-
TII	2,609,890	369,117
	$2,609,890	$369,117

Note 3.     Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Technical Industries, Inc., and the accounts of Energy Pipe, LLC (a variable interest entity).  All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial information for the interim periods presented.  These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Basis of Accounting
Assets, liabilities, revenues and expenses are recognized on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Accordingly, actual results could differ from those estimates due to information that becomes available subsequent to the issuance of the financial statements or for other reasons.

Revenue Recognition
Revenue for inspection services is recognized upon completion of the services rendered.  Revenue for the sales of pipe is recognized when pipe is delivered and the customer takes ownership and assumes the risks of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial condition, and are charged against bad debt expense when they are deemed uncollectible. Use of this method does not result in a material difference from the valuation method required by accounting principles generally accepted in the United States of America.

Note 3.     Summary of Significant Accounting Policies (Continued)

Investments
The Company’s securities are bought and held principally for the purpose of selling them in the near term, and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings (recognized as a component of investment income).

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2008, inventory consisted of drilling pipe available for sale.

Property and Equipment
Property and equipment are stated at cost.  Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.  The cost and related accumulated depreciation of property and equipment disposed of are eliminated from the accounts, and any resulting gain or loss is recognized.

Depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets capitalized.

Valuation of Long-Lived Assets
In the event facts and circumstances indicate that carrying amounts of long-lived assets may be impaired, the Company evaluates the recoverability of its long-lived assets using the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required, pursuant to the provisions of SFAS No. 144, Accounting or Disposal of Long-Lived Assets, and related interpretations.  Any impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.  For the three months ended September 30, 2008, four customers made up approximately 85% of the Company’s revenues.  For the nine months ended September 30, 2008, four customers made up approximately 61% of the Company’s revenues

The Company maintains cash accounts at several financial institutions.  At September 30, 2008, the Company also maintained a cash balance in an investment account.  Cash balances at each financial institution are secured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.    The Company’s investment account is secured through the Securities Investor Protection Corporation (SIPC).  At September 30, 2008, the Company had deposits that exceeded the FDIC insured limit by $782,567, and the Company’s investment account exceeded SIPC coverage by $17,996.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed, which raised the limit on federal deposit insurance from $100,000 to $250,000 per depositor.  This increase in basic deposit insurance is through December 31, 2009.

Advertising
The Company charges the costs of advertising to expense as incurred.

Cash Flows
For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

Note 3.     Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (as amended).  This Statement improves financial reporting by requiring an employer to recognize the overfunded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan as of the end of the fiscal year ending after December 31, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after
December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (as amended).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In December 2007, the FSB issued SFAS 141(R), Business Combinations. SFAS 141(R) will impact how entities apply the acquisition method to business combinations. Significant changes to how the Company accounts for business combinations under this Statement include 1) the acquisition date will be the date the acquirer obtains control, 2) all identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date, 3) assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date, 4) adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year, 5) acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred, transaction costs will be expensed as incurred, 7) reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period, and 8) the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS No. 141(R) will require additional disclosures regarding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and goodwill valuation.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51).  This Statement was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements.  This Statement is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 31, 2008.

In March 2008, the FAS issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133).  This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

Note 4.     Patent

On September 4, 2007, the Company’s chief executive officer was awarded a patent from the United States Patent and Trademark Office pertaining to his development of specialized testing procedures for drilling pipe utilized by oil-exploration companies.

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 17 years.  Estimated amortization expense for each of the ensuing years through December 31, 2012 is $33,866 per year.

Note 5.     Accrued Liability for Capital Expenditures

At December 31, 2007, the Company had acquired a significant amount of equipment and other capital assets for which the Company has recognized a liability for the outstanding unpaid balance.  The Company intends to finance the acquisition of these capital assets through a long-term financing arrangement.  The Company has recognized the outstanding balance associated with the acquisition of these capital assets as a current liability.

Note 6.     Commitments

The Company leases office premises, operating facilities, and equipment under several operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.

Note 7.     Major Customers

For the three months ended September30, 2008 (unaudited), the Company had four customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these four customers were approximately 66%, and the total balance due from these four customers at September30, 2008 (unaudited) was $1,505,721.

For the year ended December 31, 2007, the Company had one customer for which revenue generated from the customer amounted to approximately 63% of the Company’s total revenue.  At December 31, 2007, this customer had a trade receivable balance of $672,549.  For the year ended December 31, 2006, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these two customers were approximately 66%, and the total balance due from these two customers was $352,236.

Note 8.     Related Party Transactions

Included in due to affiliates at September30, 2008 (unaudited) and December 31, 2007, is $1,155,336 in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 5.00%.  Interest expense associated with this obligation for the three months ended September30, 2008 and 2007 (unaudited) totaled $46,213 and $65,012, respectively.  Interest expense totaled $130,025 and $116,009 for the years ended December 31, 2007 and 2006, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We have a patented process which can help companies within the energy industry reach deep energy reserves other equipment cannot.

The following list highlights a few areas of opportunity to expand the Company's business:

Increased sales and marketing effort: We have grown over the historical period without an aggressive marketing and sales effort.  Currently, new business is generated from referrals, technical sessions given to oil & gas and industry related companies, a website and through the use of a marketing company on a limited basis.  To date, we have not hired any in-house salespersons.  Currently, we have one employee whose duties are focused on sales, marketing, and promotional activities for the Company. Management believes revenue can be increased by expanding the Company's sales force.

Applying for additional patents to protect proprietary rights:  We have recently developed international patent pending new inspection technology needed in order to reach deep energy reserves present technology cannot reach. Our expandable inspection technology helps the oil & gas companies retrieve a large amount of energy reserves that cannot be retrieved with current technology.  We have manufactured several pieces of equipment in-house that have enabled us to successfully serve the oilfield market.  Due to proprietary infringement risk, we have discontinued manufacturing the equipment for sale to third parties.  By securing a patent protecting our proprietary technology, we could consider manufacturing equipment for sale again, which would open a new line of revenue.

Introduction of complementary services: We are continually adding new services in order to meet customer demand. Most recently, we began drilling equipment inspection services. Other areas management has identified as potential growth avenues include vessel inspection and inspection of pipelines in service. We are working to acquire pipe threading equipment which could be attached to the inspection assembly line and provide additional service for a very low increased cost to our customers.

Geographic expansion in the domestic and international markets: We currently derive the majority of revenue from the Houston, Texas market, where many of our clients are based. There are several other markets that could be better served, such as in Louisiana where a new plant in Abbeville, Louisiana is presently under construction in order to serve the deep wells in the Gulf of Mexico. This plant is expected to be fully operational in late 2008. Other expansions are being considered through the opening of additional full-service, local plants. Furthermore, we maintain relations with sales representatives in the Mexico and Saudi Arabia and the Middle East markets that could be better utilized if we are able to locally serve customers. Lastly, we have Canadian customers that utilize our services on a limited basis, due to the high cost of shipping heavy pipes. To date, we have not had the capital or human resources to establish plants in these potential markets.

We continue to seek other companies which can complement our pipe and inspection business with the goal of securing these businesses through a combination of cash and stock payments.  All of these expansion plans rely heavily on raising capital through a public offering of additional stock which would be used to fund our acquisitions.  Currently, we are in the process of performing due diligence procedures on two of the companies.

We have a customer base of approximately 50 accounts, and are continually expanding its customer base to increase revenue growth. Currently, we serve customers that are oil companies, steel mills, material suppliers, drilling companies, material rental companies and engineering companies. Our customer relationships average over ten years which provides us repeat business.

Critical Accounting Policies

The Company has identified the following accounting policies to be the critical accounting policies of the Company:

Revenue Recognition.  Revenue for inspection services is recognized upon completion of the services rendered.  Revenue for the sales of pipe is recognized when pipe is delivered and the customer takes ownership and assumes the risks of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2008, inventory consisted of drilling pipe available for sale.

Property and Equipment. Property and equipment are stated at cost.  Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.  The cost and related accumulated depreciation of property and equipment disposed of are eliminated from the accounts, and any resulting gain or loss is recognized.  Depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets capitalized.

Valuation of Long-Lived Assets.  In the event facts and circumstances indicate that carrying amounts of long-lived assets may be impaired, the Company evaluates the recoverability of its long-lived assets using the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required, pursuant to the provisions of SFAS No. 144, Accounting or Disposal of Long-Lived Assets, and related interpretations.  Any impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset.

Discussion of Changes in Financial Condition from December 31, 2007 to September 30, 2008

At September 30, 2008, total assets amounted to $13,996,117 compared to $10,791,672 at December 31, 2007, an increase of $3,204,445, or 29.7%.  The increase is primarily due to an increase in cash and cash equivalents of $854,937, an increase in inventory of $2,145,179, an increase in investments of $117,996, and an increase of property and equipment of $388,374.  These increases were partially offset by a decrease in the Company’s deferred tax asset of $348,990.

Our liabilities at September 30, 2008, totaled $11,854,288 compared to $9,818,279 at December 31, 2007, an increase $2,036,009, or 20.7%.  The increase is primarily due to an increase in accounts payable of $692,383, an increase in income taxes payable of $364,555, an increase in customer deposits of $551,075, and an increase in amounts due to affiliates of $298,004.

Total stockholder’s equity increased from $973,393 at December 31, 2007, to $2,141,829 at September 30, 2008.  This increase was primarily due to the sale of shares of our common stock and our net income generated for the nine months ended September 30, 2008 of $1,911,354.

Cash and Cash Equivalents

The increase in cash and cash equivalents was primarily due to the Company’s overall increase in sales during the past nine months and our ability to collect on these sales and manage our trade receivable balance.  We also received deposits of approximately $551,000 from customers for orders for pipe and other services that are expected to be delivered in the fourth quarter of 2008.

Inventory

We began purchasing drilling pipe for sale to customers in late, 2007.  This was an opportunity for us to expand our services to our customers.  Inventory of drilling pipe at September 30, 2008 was $2,145,179 compared to $0 at December 31, 2007.  It is anticipated that the Company will continue its efforts to expand its sales of drilling pipe.

Property and Equipment

The increase in property and equipment is primarily due to the continued construction of our Abbeville, Louisiana facility.  This facility, which is expected to be operational in late 2008, is being developed in order to serve the deep wells in the Gulf of Mexico.  Costs of construction of this facility incurred during the nine months ended September 30, 2008, totaled $555,381

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s profitability for the nine months ended September 30, 2008, our deferred tax asset associated with net operating losses has been reduced to a balance of $20,065 at September 30, 2008.  The remaining balance is associated with certain net operating losses recognized at the state level for which there is not sufficient net income generated to fully offset the balance.  In addition to reducing our deferred tax asset, we have recorded income taxes payable for the estimated amount of income taxes associated with our taxable income which exceeds available net operating loss carryforwards.

Accounts Payable

Accounts payable at September 30, 2008 totaled $1,074,032 compared to $381,649 at December 31, 2007, an increase of $692,383.  This increase is primarily due to the purchases of drilling pipe during the past quarter.

Common Stock Outstanding

The Company completed the sale of 100,000 shares of stock in a private placement during the first quarter of 2008 by selling an additional 28,000 shares at $1.00 per share.

Discussion of Results of Operations for the Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Revenues

Our revenue for the three months ended September 30, 2008, was $2,678,114 compared to $1,051,041 for the three months ended September 30, 2007, an increase of $1,627,073, or 154.8%.  The increase of is attributable primarily to sales of drilling pipe during the three months ended September 30, 2008 in comparison to sales for the three months ended September 30, 2007.  During 2007, we obtained agreements with three oilfield pipe steel mills and began selling Oil Country Tubular exploration and drilling pipe.

The following table presents the composition of revenue for the three months September 30, 2008 and 2007:

Revenue:	2008 Dollars	Percentage	2007 Dollars	Percentage	Variance Dollars

Inspection Fees	$874,273	32.6%	$927,422	88.2%	$(53,149)
Sale of Pipe	$1,527,741	57.0%	$71,772	6.8%	$1,455,969
Storage Fees	$92,423	3.5%	$15,640	1.5%	$76,783
Other Income	$183,677	6.9%	$36,207	3.5%	$147,470
Total Revenue	$2,678,114	100.0%	$1,051,041	100.0%	$1,627,073

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended September 30, 2008, was $2,360,132, or 88.1% of revenues, compared to $507,485, or 48.3% of revenues, for the three months ended September 30, 2007.  The overall increase in our cost of revenue is primarily due to our sales of oilfield drilling pipe.  We initiated this aspect of our business in the third quarter of 2007.  The increase in cost of revenue as a percentage of revenues was due to a valuation adjustment made to certain drilling pipe that was returned to us after being sold in the second quarter of 2008.

During the three months ended September 30, 2008, we agreed to take back from a customer drilling pipe that had been sold in the second quarter of 2008 due to incorrect specifications associated with the drilling pipe.  The sale associated with the drilling pipe was reversed in the third quarter of 2008, and the cost of the drilling pipe returned to us was added back into inventory.  Upon further inspection of the drilling pipe returned to us, we noted that a certain amount of the pipe was damaged or had other defects.  As such, we reduced the recorded value of this drilling pipe to its estimated market value.  This adjustment was recognized in our cost of sales.

The following table presents the composition of cost of revenue for the three months ended September 30, 2008 and 2007:

Cost of Revenue:	2008 Dollars	Percentage	2007 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$313,548	13.3%	$227,536	44.8%	$86,012
Materials and Supplies	$1,663,853	70.5%	$81,087	16.0%	$1,582,766
Subcontract Labor	$128,867	5.5%	$87,079	17.2%	$41,788
Depreciation	$80,391	3.4%	$--	--%	$80,391
Other	$173,473	7.3%	$111,783	22.0%	$61,690
Total Cost of Revenue	$2,360,132	100.0%	$507,485	100.0%	$1,852,647

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended September 30, 2008, our operating expenses totaled $341,775, as compared to $202,823, representing an increase of $138,952, or 68.5%.  The largest component of our operating expenses for 2008 consists of salaries and wages, rent, professional services, and office supplies and expenses.  Salaries and wages for general and administrative personnel was $156,660 for the three months ended September 30, 2008, compared to $46,723 for the three months ended September 30, 2007, an increase of $109,937, or 235.3%.  During the fourth quarter of 2007, we hired an office manager for our headquarters in Lafayette, an in-house attorney to help manage our legal issues associated with the various contracts and business agreements we incur as part of our normal operations, an accounts receivable manager to oversee and manage the timeliness of our billing and collections from our customers, and an accounting manager to improve our customer billing, collection, and vendor payment procedures.

Rent expense totaled $54,141 for the three months ended September 30, 2008, as compared to $49,240 for the three months ended September 30, 2007, an increase of $4,901, or 10.0%.  Rent expense for both the three months ended September 30, 2008, and for the three months ended September30, 2007, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The increase is attributable to normal escalation provisions within our lease agreements.

Professional services expense increased from $6,823 for the three months ended September 30, 2007, to $32,641 for the three months ended September 30, 2008, an increase of $25,818.  The increase is primarily a result of expenses we incurred throughout the three and nine months ended September 30, 2008 for consulting services pertaining to training and certification classes for our employees and consulting services for our compliance with ISO standards, as well as an increase in accounting fees associated with the growth of the Company over the past several months.

Other Income and Expense

Other income and expense consists of investment income and interest expense, respectively.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a loss of $2,593 for the three months ended September 30, 2008, compared to income of $10,751 for the three months ended September 30, 2007.  During the third quarter of 2008, we opened an investment account which consists primarily of a fixed-income mutual fund.  In accordance with Statement of Financial Accounting Standards No. 115, we have classified our investment in this fixed-income mutual fund as “Trading” since it is our intention to utilize this investment account as a source of liquidity when needed, and to invest excess cash we may have in to a relatively low-risk investment vehicle.  Accordingly, we have recorded our investments at fair market value.  For the three months ended September 30, 2008, we realized a loss of approximately $17,100 on the sales of investments during that period.  This loss was offset by approximately $14,400 of interest, dividends and unrealized gains generated from our investments.

Interest expense totaled $24,460 for the three months ended September 30, 2008, as compared to $33,095 for the three months ended September 30, 2007, a decrease of $8,635, or 26.1%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the decrease relates to the principal payments on those debts and obligations.  It should be noted that our capital lease arrangements concluded in 2007, and the Company exercised its bargain purchase options available with those leases.  As such, there were no minimum lease payments required for 2008.

Provision for income taxes

For the three months ended September 30, 2008, we reported an income tax benefit of $6,949, compared to income tax expense of $159,630 for the three months ended September 30, 2007.  The income tax benefit reported for the three months ended September 30, 2008, is a result of our loss before income taxes of $50,846.  The loss for the quarter is due primarily to the return of inventory items that did not meet all of the specifications of the customer, and the subsequent write-down in value of this inventory which occurred during the three months ended September 30, 2008.

Discussion of Results of Operations for the Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Revenues

Our revenue for the nine months ended September 30, 2008, was $7,861,390 compared to $2,559,522 for the nine months ended September 30, 2007, an increase of $5,301,868.  The increase of is attributable primarily to sales of drilling pipe during the nine months ended September 30, 2008 in comparison to sales for the nine months ended September 30, 2007.  During 2007, we obtained agreements with three oilfield pipe steel mills and began selling Oil Country Tubular exploration and drilling pipe.

The following table presents the composition of revenue for the nine months September 30, 2008 and 2007:

Revenue:	2008 Dollars	Percentage	2007 Dollars	Percentage	Variance Dollars

Inspection Fees	$2,715,110	34.5%	$2,349,908	91.8%	$365,202
Sale of Pipe	$4,522,398	57.5%	$71,772	2.8%	$4,450,626
Storage Fees	$222,767	2.8%	$36,661	1.4%	$186,106
Other Income	$401,115	5.2%	$101,181	4.0%	$299,934
Total Revenue	$7,861,390	100.0%	$2,559,522	100.0%	$5,301,868

Cost of Revenue and Gross Profit

Our cost of revenue for the nine months ended September 30, 2008, was $4,917,179, or 62.5% of revenues, compared to $1,171,556, or 45.8% of revenues, for the nine months ended September 30, 2007.  The overall increase in our cost of revenue is primarily due to our sales of oilfield drilling pipe.  We initiated this aspect of our business in the third quarter of 2007.  The overall increase in cost of revenue as a percentage of revenue for the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007 is attributable to the tighter margins associated with our pipe sales.  However, as we continue to enhance this aspect of our business, we anticipate an overall positive impact to our profitability.

The following table presents the composition of cost of revenue for the three months ended September 30, 2008 and 2007:

Cost of Revenue:	2008 Dollars	Percentage	2007 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$688,109	14.0%	$644,620	55.0%	$43,489
Materials and Supplies	$3,202,735	65.1%	$140,323	12.0%	$3,062,412
Subcontract Labor	$389,724	7.9%	$190,084	16.2%	$199,640
Depreciation	$244,826	5.0%	$16,400	1.4%	$228,426
Other	$391,785	8.0%	$180,129	15.4%	$211,656
Total Cost of Revenue	$4,917,179	100.0%	$1,171,556	100.0%	$3,745,623

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract, employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the nine months ended September 30, 2008, our operating expenses totaled $1,014,052, as compared to $540,365, representing an increase of $473,687, or 87.7%.  The largest component of our operating expenses for 2008 consists of salaries and wages, rent, professional services, and office supplies and expenses.  Salaries and wages for general and administrative personnel was $430,574 for the nine months ended September 30, 2008, compared to $101,852 for the three months ended September 30, 2007, an increase of $328,722, or 322.7%.  During the fourth quarter of 2007, we hired an office manager for our headquarters in Lafayette, an in-house attorney to help manage our legal issues associated with the various contracts and business agreements we incur as part of our normal operations, an accounts receivable manager to oversee and manage the timeliness of our billing and collections from our customers, and an accounting manager to improve our customer billing, collection, and vendor payment procedures.  The impact of those staffing increases are fully reflective in salaries and wages expense for the nine months ended September 30, 2008, while only partially reflective in salaries and wages expense for the nine months ended September 30, 2007.

Rent expense totaled $167,672 for the nine months ended September 30, 2008, as compared to $150,404 for the nine months ended September 30, 2007, an increase of $17,268, or 11.5%.  Rent expense for both the nine months ended September30, 2008, and for the nine months ended September30, 2007, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The increase is attributable to normal escalation provisions within our lease agreements.

Professional services expense increased from $25,096 for the nine months ended September 30, 2007, to $102,849 for the nine months ended September 30, 2008, an increase of $77,753.  The increase is primarily a result of expenses we incurred throughout the nine months ended September 30, 2008 for consulting services pertaining to training and certification classes for our employees and consulting services for our compliance with ISO standards, as well as an increase in accounting fees associated with the growth of the Company over the past several months.

Office supplies and expenses totaled $61,540 for the nine months ended September 30, 2008, compared to $49,738 for the nine months ended September 30, 2007, an increase of $11,802, or 23.7%.  This increase is attributable primarily to the increase in general and administrative staff discussed previously.

Other Income and Expense

Other income and expense consists of investment income and interest expense, respectively.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to income of $6,461 for the nine months ended September 30, 2008, compared to income of $32,136 for the nine months ended September 30, 2007.  During the third quarter of 2008, we opened an investment account which consists primarily of a fixed-income mutual fund.  In accordance with Statement of Financial Accounting Standards No. 115, we have classified our investment in this fixed-income mutual fund as “Trading” since it is our intention to utilize this investment account as a source of liquidity when needed, and to invest excess cash we may have in to a relatively low-risk investment vehicle.  Accordingly, we have recorded our investments at fair market value.  For the nine months ended September 30, 2008, we realized a loss of approximately $17,100 on the sales of investments during that period.  This loss was offset by approximately $23,550 of interest, dividends and unrealized gains generated from our investments.

Interest expense totaled $71,474 for the nine months ended September 30, 2008, as compared to $100,752 for the nine months ended September 30, 2007, a decrease of $29,278, or 29.1%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the decrease relates to the principal payments on those debts and obligations during the fourth quarter of 2007 and during the nine months ended September 30, 2008.  It should be noted that our capital lease arrangements concluded in 2007, and the Company exercised its bargain purchase options available with those leases. As such, there were no minimum lease payments required for 2008.

Provision for income taxes

For the nine months ended September 30, 2008, income tax expense was $724,710, compared to $390,595 for the nine months ended September 30, 2007.  The overall increase in income tax expense is attributable to our enhanced profitability for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

Capital Resources and Liquidity

As of September 30, 2008 we had $1,292,934 in cash and cash equivalents, and had an investment account with a fair value of $117,996.  Our cash outflows have consisted primarily of expenses associated with our operations, and the purchase of drilling pipe for sale.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Cash outflows for investing purposes have consisted primarily of the development of our Abbeville, Louisiana facility, and the acquisition of equipment and other technology to better serve our customers.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

We believe we can satisfy our cash requirements for the next twelve months with our current cash and expected revenues. However, completion of our plan of operation is subject to attaining adequate revenue.  We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our growth goals.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services.  Should this occur, we would likely seek additional financing to support the continued operation of our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T. Controls and Procedures

a)  Evaluation of Disclosure Controls. George Sfeir, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Sfeir concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)  Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY CORP.

Date: November 18, 2008	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, Principal Accounting Officer, and Director