Form 10-K
period 2008-12-31
ENERGY & TECHNOLOGY CORP.
filed 2009-03-30
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-143215

ENERGY & TECHNOLOGY, CORP.
(Exact name of issuer as specified in its charter)

Delaware	26-0198662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Petroleum Towers, Suite 530, P.O. Box 52523 Lafayette, LA	70505
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 984-2000

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:  $10,027,953

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 25, 2009 was $544,500 based on a $5.50 closing price for the Common Stock on March 25, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Number of the issuer’s Common Stock outstanding as of March 30, 2009: 175,100,000

Documents incorporated by reference: None.

PART I

ITEM 1.            DESCRIPTION OF BUSINESS.

Technical Industries & Energy, Corp. (“TIE” or the “Company”) was founded in the State of Delaware on November 29, 2006; on January 3, 2007 we entered into a Stock Purchase and Share Exchange Agreement with Technical Industries, Inc., (“TII”) a Louisiana corporation founded May 11, 1971 whereby TII became our wholly owned operating subsidiary. On September 9, 2008 we changed our name to Energy & Technology Corp. We plan to expand our operations and may acquire other companies with services and products which complements existing services related to the energy industry and offer the new three dimensional exploration technology where needed, help the energy company reach deep energy reserves that present technology cannot reach and increase opportunities for income, growth and financing. Our business offices are located at Petroleum Towers, Suite 530 P.O. Box 52523, Lafayette, LA, 70505. Our telephone number is (337) 984-2000.

We are headquartered in Lafayette, Louisiana with a branch office and production facilities in Houston, Texas. We offer several services, which can be described as engineering, manufacturing, sales, and non-destructive testing (“NDT”) services for oilfield pipes and equipment.

NDT is more fully described as the application of industry-wide and/or proprietary test methods to examine oilfield pipes and equipment, or any object, material or system associated therewith, without impairing their future usefulness. An essential characteristic of NDT is that the examination process does not change the composition, shape, integrity or properties of the test object, thus allowing the object to be utilized for the purpose for which it was manufactured. The end result is less time involved in testing, lower costs and less waste of materials than other forms of pipe inspection that require that the test object be destroyed.

Through our staff of industrial, electrical and computer engineers, we offer engineering services to assist our customers in the design, improvement, installation, and/or integration of NDT components and systems.  The services, which vary according to the needs of the customer, focus on design, layout, testing, and troubleshooting of NDT systems hardware and software.

We also manufacture our own proprietary NDT electronic equipment systems, which perform the NDT services including ultrasonic inspection, electromagnetic inspection and others. The layout and design of the systems’ physical components are produced and tested by our engineers. Once the design has passed testing, the individual components are built into the design. Some of the components, such as the circuit boards, may be assembled by a third party before being incorporated into the design. Last, the final assembly is integrated with proprietary inspection software developed by our programmers.

A large part of our business consists of selling oilfield pipe and equipment used in exploration, drilling, and production.  The manufactured pipe and equipment is supplied to us by various steel mills.  Before the pipe and equipment is offered to our customers for sale, it must undergo further processing, such as blasting, threading, coating, and non-destructive testing inspection before being turned into a final product.  We only sell oilfield pipe and equipment that has passed inspection and meets or exceeds API (American Petroleum Institute) and/or customer specifications.

Lastly, we provide ultrasonic pipe inspection technology. Services include full-length electromagnetic inspection for oilfield pipe and equipment and full length ultrasonic inspection systems for new and used drill pipe, tubing, casing, and line pipe. We offer several different types of electromagnetic and ultrasonic inspection processes, each of which is tailored to the inspection of a particular pipe characteristic, such as size, length, wall thickness, ovality, or detection of a particular pipe defect. The type of process is determined by the customer according to his particular needs.

All of the pipe that enters our facilities are carefully documented and incorporated into our propriety inventory tracking system, which is accessible to customers on the World Wide Web. Through this system, the customer is able to obtain real-time storage and inspection information on his pipe that is located at our facilities.

We operate year-round, 24 hours a day, seven days a week when needed, and currently employ approximately 100 employees.

Today, we continue to serve the energy industry by manufacturing and maintaining proprietary systems that detect, and collect all available defects and wall thickness and outside diameter/ovality readings and store them in their proper position on the pipe, produce a three-dimensional image of the pipe, and allow the engineer to simulate burst, collapse, and pull apart the pipe on the computer prior to drilling. This helps energy companies reach reserves that otherwise cannot be reached with present technology. As a result of this advanced technology, the American Petroleum Institute (API) appointed Mr. George M. Sfeir, to serve on their 2008 committee for non-contact inspection. Recently, Technical Industries, Inc. developed new US Patent No. 7,263,887 and international patent pending inspection technology needed in order to reach deep energy reserves present technology cannot reach. The U.S. patent is current until 2039.

We serve customers in Houston, Texas, Newfoundland, Canada, and Lafayette, Louisiana, the Rockies, and we are expanding to Saudi Arabia, Egypt, UAE, Mexico, and other parts of the World. Our customer base of over 50 accounts consists of oil companies, steel mills, material suppliers, drilling companies, material rental companies, and engineering companies. We handle regular projects and specialize in deep water projects including BP Crazy Horse, ExxonMobil Alabama Bay and ExxonMobil Grand Canyon, Sakhalin Island and Caspian Sea, Texas A&M University Ocean Explorer, and other projects.

Additional services include full-length electromagnetic inspection for oil-field pipe and equipment and full length ultrasonic inspection systems for new and used drill pipe, tubing, casing and line-pipe, wet or dry Magnetic Particle Inspection ("MPI"); Dye Penetrant Testing ("PT"), or Ultrasonic Testing of the End Areas ("UT SEA") of plain end and threaded connections, including drill collars and drilling rig inspection; mill systems and mill surveillance; testing and consulting services. Today we continue to serve the energy industry niche by manufacturing and maintaining proprietary systems that are capable of detecting defects through the use of our patented technology.

ITEM 1A.         RISK FACTORS

COMPETITORS MAY DEVELOP SIMILAR TECHNOLOGY OR PATENT SIMILAR TECHNOLOGY, AND MAKE THIS TECHNOLOGY AVAILABLE TO OUR CUSTOMERS.

Competitors may develop similar technology or similar patents and make the technology available to our current customers at a lower cost or on better contractual terms. If this were to occur our customer base would be reduced which would in turn lower our revenues.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF GEORGE M. SFEIR, OUR ONLY OFFICER AND DIRECTOR. WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of George M. Sfeir our Chief Executive Officer and director. We currently do not have an employment agreement with Mr. Sfeir. The loss of his services could have a material adverse effect on our business, financial condition or results of operation.

GEORGE M. SFEIR HAS MAJORITY VOTING CONTROL OF OUR COMMON STOCK.

Mr. Sfeir has the voting proxy for the majority of the voting stock of the Company.  Although Mr. Sfeir only owns 1000 shares of the Company’s outstanding shares individually, Mr. Sfeir controls the voting rights for the 175,001,000 shares, which include shares held by 2 entities (the Sfeir Family Trust, and American Interest, LLC), in addition to the shares he owns individually.

WE ARE IN A HIGHLY COMPETITIVE MARKET AND WE ARE UNSURE AS TO WHETHER OR NOT THERE WILL BE ANY CONSUMER DEMAND FOR OUR PRODUCTS AND SERVICES.

Some of our competitors are much larger and better capitalized than we are. It may be that our competitors will better address the same market opportunities that we are addressing. These competitors, either alone or with collaborative partners, may succeed in developing business models that are more effective or have greater market success than our own. The Company is especially susceptible to larger manufacturers that invest more money in research and development. Moreover, the market for our products is large but highly competitive. There is little or no hard data that substantiates the demand for our products or how this demand will be segmented. It is possible that there will be low consumer demand for our products, or that interest in our products could decline or die out, which would cause us to be unable to sustain our operations.

We primarily serve the energy industry, which is a highly volatile and politically driven industry.  Significant decreases in oil prices or changes in the political landscape could adversely affect the demand for our products and services.

WHILE NO CURRENT LAWSUITS ARE FILED AGAINST THE COMPANY, THE POSSIBILITY EXISTS THAT A CLAIM OF SOME KIND MAY BE MADE IN THE FUTURE.

While no current lawsuits are filed against the Company, the possibility exists that a claim of some kind may be made in the future.  While we will work to insure high product quality and accuracy in all marketing and labeling, no assurance can be given that some claims for damages will not arise. While we plan to properly insure ourselves with standard product liability insurance, there can be no assurance that this insurance will be adequate to cover litigation expenses and any awards to plaintiffs.

The types of claims that could be made against the Company consists primarily of product liability claims associated with a failure of drilling pipe stem and oil country tubular products used for exploration.  The Company maintains general liability insurance with an annual aggregate of $2,000,000, as well as a $2,000,000 umbrella policy.  The Company’s deductible for claims is $5,000.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.            DESCRIPTION OF PROPERTY.

We presently maintain our principal offices at Petroleum Towers, Suite 530 P.O. Box 52523, Lafayette, LA, 70505.  Our telephone number is (337) 984-2000.

Our main testing facility in Houston, Texas, consists of approximately 8 acres and includes a building capable of performing all inspection work in an environmentally protected area, and providing storage areas for pipe and equipment. Additional storage areas of approximately 29 acres adjoining our main operating plant are available for future expansion.

We have constructed a similar facility in Abbeville, Louisiana on property leased from the City of Abbeville for a 25 year term plus another 25 year option at the same rate beginning in 2005 with payments to begin when the property is fully operational. This facility consists of a building which houses the testing operations and a yard for storage and is expected to employ an additional 32 people. Both facilities provide excellent year-round pipe and equipment storage and maintenance services.

ITEM 3.            LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol ENGT. Minimal trading has have occurred through the date of this Report.

The following table sets forth the high and low trade information for our common stock. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

December 31, 2008	$10.00	$10.00

Holders

As of March 30, 2009 in accordance with our transfer agent records, we had 79 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM6.             SELECTED FINANCIAL DATA.

The Company’s auditors have prepared audited financial statements for each of the last five years.  Summary results of operations have been presented below from those statements.
	2008	2007	2006	2005	2004

Revenues	$10,027,953	$4,041,494	$2,609,890	$2,158,989	$1,831,060
Cost of Revenues	6,031,965	1,876,310	1,135,632	1,142,617	662,711

Gross Profit	3,995,988	2,165,184	1,474,258	1,016,372	1,168,349

Operating Expenses
General & Administrative Expenses	1,470,700	983,285	531,817	602,593	658,423
Depreciation	87,444	93,395	91,603	92,315	93,524

Total Operating Expenses	1,558,144	1,076,680	623,420	694,908	751,947

Income from Operations	2,437,844	1,088,504	850,838	321,464	416,402

Other Income (Expense)	(99,590)	(94,525)	(103,906)	(100,179)	(181,500)

Income Before Income Taxes	2,338,254	993,979	746,932	221,285	234,902

Provision for Income Taxes	879,598	498,395	285,061	85,759	102,200

Net Income	$1,458,656	$495,584	$461,871	$135,526	$132,702

ITEM7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

We have a patented process which can help companies within the energy industry reach deep energy reserves other equipment cannot.

The following list highlights a few areas of opportunity to expand the Company's business:

Increased sales and marketing effort: We have grown over the historical period without an aggressive marketing and sales effort.  Currently, new business is generated from referrals, technical sessions given to oil & gas and industry related companies, a website and through the use of a marketing company on a limited basis.  To date, we have hired one  in-house salesperson and another sales person based in Louisiana who visits with customers. Currently, we have two employee whose duties are focused on sales, marketing, and promotional activities for the Company. Management believes revenue can be increased by expanding the Company's sales force.

Applying for additional patents to protect proprietary rights:  We have recently developed international patent-pending new inspection technology needed in order to reach deep energy reserves present technology cannot reach. Our expandable inspection technology helps the oil & gas companies retrieve a large amount of energy reserves that cannot be retrieved with current technology.  We have manufactured several pieces of equipment in-house that have enabled us to successfully serve the energy industry.  Due to proprietary infringement risk, we have discontinued manufacturing the equipment for sale to third parties.  By securing a patent protecting our proprietary technology, we could consider manufacturing equipment for sale again, which would open a new line of revenue.

Introduction of complementary services: We are continually adding new services in order to meet customer demand. Most recently, we began drilling equipment inspection services. Other areas management has identified as potential growth avenues include vessel inspection and inspection of pipelines in service. We are working to acquire pipe threading equipment which could be attached to the inspection assembly line and provide additional services for a very low increased cost to our customers.

Geographic expansion in the domestic and international markets: We currently derive the majority of revenue from the Houston, Texas market, where many of our clients are based. There are several other markets that could be better served, such as in Louisiana where a new plant in Abbeville, Louisiana is presently under construction in order to serve the deep wells in the Gulf of Mexico. This plant became operational in late 2008. Other expansions are being considered through the opening of additional full-service, local plants. Furthermore, we maintain relations with sales representatives in the Mexico, Saudi Arabia, and Middle East markets that could be better utilized if we are able to locally serve customers. Lastly, we have Canadian customers that utilize our services on a limited basis, due to the high cost of shipping heavy pipes. To date, we have not had the capital or human resources to establish plants in these potential markets.

We continue to seek other companies which can complement our pipe and inspection business with the goal of securing these businesses through a combination of cash and stock payments.  All of these expansion plans rely heavily on raising capital through a public offering of additional stock which would be used to fund our acquisitions.

We have a customer base of approximately 50 accounts, and are continually expanding our customer base to increase revenue growth. Currently, we serve customers that are oil companies, steel mills, material suppliers, drilling companies, material rental companies and engineering companies. Our customer relationships average over ten years which provides us repeat business.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2008, inventory consisted of drilling pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2007 to December 31, 2008

At December 31, 2008, total assets amounted to $20,047,298 compared to $10,791,672 at December 31, 2007, an increase of $9,255,626, or 85.8%.  The increase is primarily due to an increase in cash and cash equivalents of $165,278, an increase in accounts receivable of $256,166, an increase in inventory of $7,102,294, and an increase of property and equipment of $1,833,451.  These increases were partially offset by a decrease in the Company’s deferred tax asset of $198,433.

Our liabilities at December 31, 2008, totaled $17,587,249 compared to $9,818,279 at December 31, 2007, an increase $7,768,970, or 79.1%.  The increase is primarily due to an increase in accounts payable of $5,025,732, an increase in deferred taxes payable of $515,019, an increase in customer deposits of $551,075, an increase in accrued liability for capital expenditures of $909,517, an increase in accrued rent of $150,000, and an increase in amounts due to affiliates of $303,698.

Total stockholder’s equity increased from $973,393 at December 31, 2007, to $2,460,049 at December 31, 2008.  This increase was due to net income generated for the year ended December 31, 2008 of $1,461,958, and the completion of the sale of the Company’s initial private offer of 100,000 shares of its common stock.

Cash and Cash Equivalents

The increase in cash and cash equivalents was primarily due to the Company’s overall increase in sales during the past year and our ability to collect on these sales and manage our trade receivable balance.  We also received deposits of approximately $551,000 from customers for a pipe order that was in dispute at the end of the year.

Inventory

We began purchasing drilling pipe for sale to customers in late, 2007.  This was an opportunity for us to expand our services to our customers.  Inventory of drilling pipe at December 31, 2008 was $7,102,294 compared to $0 at December 31, 2007.  It is anticipated that the Company will continue its efforts to expand its sales of oilfield pipe.

Property and Equipment

The increase in property and equipment is primarily due to the construction of our Abbeville, Louisiana facility.  This facility, which became operational in late 2008, is being developed in order to serve the deep wells in the Gulf of Mexico.  Costs of construction of this facility incurred during the year ended December 31, 2008, totaled $1,686,953.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s profitability for the year ended December 31, 2008, our deferred tax asset associated with federal net operating losses has been reduced to a balance of $156,517 at December 31, 2008.  The remaining balance of $14,105 is associated with certain net operating losses recognized at the state level for which there is not sufficient net income generated to fully offset the balance.  In addition to reducing our deferred tax asset, we have recorded income taxes payable for the estimated amount of income taxes associated with our taxable income which exceeds available net operating loss carryforwards.

Accounts Payable

Accounts payable at December 31, 2008 totaled $5,407,381 compared to $381,649 at December 31, 2007, an increase of $5,025,732.  This increase is primarily due to the purchases of pipe during the last quarter of 2008.

Common Stock Outstanding

The Company completed the sale of 100,000 shares of stock in a private placement during the first quarter of 2008 by selling an additional 28,000 shares at $1.00 per share.

Discussion of Results of Operations for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Revenues

Our revenue for the year ended December 31, 2008, was $10,027,953 compared to $4,041,494 for the year ended December 31, 2007, an increase of $5,986,459, or 148.1%.  The increase of is attributable primarily to sales of drilling pipe during the year ended December 31, 2008 in comparison to sales for the year ended December 31, 2007.  During 2007, we obtained agreements with three oilfield pipe steel mills and began selling Oil Country Tubular exploration and drilling pipe.

The following table presents the composition of revenue for the year December 31, 2008 and 2007:

Revenue:	2008 Dollars	Percentage	2007 Dollars	Percentage	Variance Dollars

Inspection Fees	$4,495,722	44.8%	$3,541,112	87.6%	$954,610
Sale of Pipe	$4,664,036	46.5%	$291,354	7.2%	$4,372,682
Storage Fees	$313,434	3.1%	$21,628	0.5%	$291,806
Other Income	$554,761	5.6%	$187,400	4.7%	$367,361
Total Revenue	$10,027,953	100.0%	$4,041,494	100.0	$5,986,459

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2008, was $6,031,965, or 60.2% of revenues, compared to $1,907,765, or 47.2% of revenues, for the year ended December 31, 2007.  The overall increase in our cost of revenue is primarily due to our sales of oilfield drilling pipe.

During the year ended December 31, 2008, we agreed to take back from a customer drilling pipe that had been sold in the second quarter of 2008 due to incorrect specifications associated with the drilling pipe.  The sale associated with the drilling pipe was reversed in the third quarter of 2008, and the cost of the drilling pipe returned to us was added back into inventory.  Upon further inspection of the drilling pipe returned to us, we noted that a certain amount of the pipe was damaged or had other defects.  As such, we reduced the recorded value of this drilling pipe to its estimated market value.  This adjustment was recognized in our cost of sales.

The following table presents the composition of cost of revenue for the year ended December 31, 2008 and 2007:

Cost of Revenue:	2008 Dollars	Percentage	2007 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$1,182,809	19.6%	$827,067	43.4%	$355,742
Materials and Supplies	$3,171,907	52.6%	$375,888	19.7%	$2,796,019
Subcontract Labor	$593,863	9.9%	$375,708	19.7%	$218,155
Depreciation	$406,632	6.7%	$31,455	1.6%	$375,177
Maintenance	$242,569	4.0%	$94,172	4.9%	$148,397
Insurance	$103,770	1.7%	$81,071	4.2%	$22,699
Other	$330,415	5.5%	$122,404	6.5%	$208,011
Total Cost of Revenue	$6,031,965	100.0%	$1,907,765	100.0%	$4,124,200

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.  The increase in costs were primarily the result of increased sales of pipe and the associated cost of pipe sold.  The increase in depreciation expense was the result of additional equipment and building from the Abbeville, Louisiana plant being placed in service during the year.

Operating Expenses

For the year ended December 31, 2008, our operating expenses totaled $1,558,144, as compared to $1,045,225, representing an increase of $512,919, or 49.1%.  The largest component of our operating expenses for 2008 consists of salaries and wages, rent, professional services, and office supplies and expenses.  Salaries and wages for general and administrative personnel was $680,900 for the year ended December 31, 2008, compared to $215,754 for the year ended December 31, 2007, an increase of $465,146, or 215.6%.  This increase was primarily the result of additional administrative personnel in during the latter part of 2007 who were with the Company for all of 2008.  The additional personnel consisted of an office manager for the our Lafayette headquarters, an in-house attorney to help manage our legal issues associated with the various contracts and business agreements we incur as part of our normal operations, an accounts receivable manager to oversee and manage the timeliness of our billings and collections from our customers, and an accounting manager to manage our overall accounting and financial reporting function.

Rent expense totaled $244,145 for the year ended December 31, 2008, as compared to $207,955 for the year ended December 31, 2007, an increase of $36,190, or 17.4%.  Rent expense for both the year ended December 31, 2008, and for the year ended December 31, 2007, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The increase is attributable to normal escalation provisions within our lease agreements and the use of additional land in the Houston yard for storing pipe in accordance with agreements with the steel mills.

Professional services expense increased from $110,576 for the year ended December 31, 2007, to $138,323 for the year ended December 31, 2008, an increase of $27,747, or 25.1%.  The increase is primarily a result of expenses we incurred throughout the year ended December 31, 2008 for consulting services pertaining to training and certification classes for our employees and consulting services for our compliance with ISO standards, as well as an increase in accounting fees associated with the growth of the Company over the past year.

Other Income and Expense

Other income and expense consists of investment income and interest expense, respectively.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a loss of $99,590 for the year ended December 31, 2008, compared to expenses of $94,525 for the year ended December 31, 2007.  During the third quarter of 2008, we opened an investment account which consists primarily of a fixed-income mutual fund.  In accordance with Statement of Financial Accounting Standards No. 115, we classified our investment in this fixed-income mutual fund as “Trading” since it is our intention to utilize this investment account as a source of liquidity when needed, and to invest excess cash we may have in to a relatively low-risk investment vehicle.  Accordingly, we have recorded our investments at fair market value.  For the year ended December 31, 2008, we realized a loss of approximately $29,411 on the sales of investments during that period.  This loss was offset by approximately $25,684 of interest, dividends and unrealized gains generated from our investments.  At December 31, 2008, the investment account consisted solely of cash equivalents.

Interest expense totaled $95,863 for the year ended December 31, 2008, as compared to $135,051 for the year ended December 31, 2007, a decrease of $39,188, or 29.0%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the decrease relates to the principal payments on those debts and obligations.  It should be noted that our capital lease arrangements concluded in 2007, and the Company exercised its bargain purchase options available with those leases.  As such, there were no minimum lease payments required for 2008.

Provision for income taxes

For the year ended December 31, 2008, we reported an income tax expense of $879,598, compared to income tax expense of $498,395 for the year ended December 31, 2007, an increase of $381,203 or 76.5%, which was attributable to the increased revenues and income for the year.

Discussion of Results of Operations for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Capital Resources and Liquidity

At December 31, 2008, we had $580,623 in cash and cash equivalents, and had an investment account, consisting of cash equivalents, with a fair value of $22,652.  Our cash outflows have consisted primarily of expenses associated with our operations, and the purchase of drilling pipe for sale.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Cash outflows for investing purposes have consisted primarily of the development of our Abbeville, Louisiana facility, and the acquisition of equipment and other technology to better serve our customers.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and No. 104, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  During 2008, FASB deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within the fiscal year.  Adoption of this pronouncement did not have a monetary effect on the financial position and results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company did not make an early adoption election nor has it chosen to measure the financial instruments identified under SFAS No. 159 at fair value.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent remains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non –controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In December 2007, the FASB revised SFAS No. 141(R), Business Combinations, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:  1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This standard will change the accounting treatment for business combinations on a prospective basis.

In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FASB Interpretation (FIN) 45-4, Disclosures about Credit Derivatives and Financial Guarantees.  The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows.  FSP FAS 133-1 and FIN 45-4 is effective for interim and annual periods ending after November 15, 2008.  This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

In February 2008, FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing.  The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Company does not anticipate a material impact on its consolidated financial statements as a result of this statement.

In April 2008, FASB issued FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142 Goodwill and Other Intangibles.  The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date.  This pronouncement is not expected to have an affect on the financial position and results of operations of the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ENERGY & TECHNOLOGY, CORP.

Audits of Financial Statements

December 31, 2008 and 2007

Contents

Report of Independent Registered Public Accounting Firm	F-1

Basic Financial Statements

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-20

Supplemental Information

Schedule I - Cost of Revenues	F-22

Schedule II - General and Administrative Expenses	F-23

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Energy and Technology, Corp.

We have audited the accompanying consolidated balance sheets of Energy & Technology, Corp. (the “Company”) and its subsidiaries, Technical Industries, Inc. (TII), and Energy Pipe, LLC (a variable interest entity) as of December 31, 2008 and 2007, and the related consolidated statements of operations and changes in retained earnings, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy and Technology, Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole.  The supplemental information beginning on page 21 is presented for the purpose of additional analysis and is not a required part of the consolidated financial statements.  The supplemental information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

A Professional Accounting Corporation

Metairie, Louisiana
March 24, 2009

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Current Assets
Cash and Cash Equivalents	$603,275	$437,997
Accounts Receivable
Trade	1,684,890	1,428,724
Other	25,399	5,704
Inventory	7,102,294	-
Prepaid Expenses	73,968	38,117
Deferred Tax Asset	170,622	369,055

Total Current Assets	9,660,448	2,279,597

Property and Equipment, Net	9,755,533	7,922,082

Other Assets
Patent, net	537,335	564,427
Deferred IPO Expenses	71,346	10,552
Deposits	4,988	4,988
Other Assets	17,648	10,026

Total Other Assets	631,317	589,993

Total Assets	$20,047,298	$10,791,672

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets (Continued)
December 31, 2008 and 2007

	2008	2007
Liabilities and Stockholders' Equity
Current Liabilities
Cash Overdraft	$-	$52,900
Current Maturities of Notes Payable	43,030	10,033
Accounts Payable	5,407,381	381,649
Accrued Payroll and Payroll Liabilities	110,661	24,074
Accrued Rent	1,187,500	1,037,500
Customer Deposits	551,075	-
Income Taxes Payable	66,147	-
Accrued Liability for Capital Expenditures	7,235,717	6,326,200

Total Current Liabilities	14,601,511	7,832,356

Long-Term Liabilities
Notes Payable	92,393	11,295
Deferred Taxes Payable	1,181,929	566,910
Due to Affiliates	1,711,416	1,407,718

Total Long-Term Liabilities	2,985,738	1,985,923

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
175,100,000 Shares Issued and Outstanding at December 31, 2008,
175,000,000 Shares Issued and Outstanding at December 31, 2007,
74,900,000 Shares Unissued at December 31, 2008, 75,000,000
Shares Unissued at December 31, 2007 (72,000 Shares
Subscribed at December 31, 2007)	175,100	175,000
Capital Stock Subscribed	-	72,000
Discount on Capital Stock	(125,000)	(125,000)
Paid-In Capital	180,375	80,475
Retained Earnings	2,229,574	770,918

Total Stockholders' Equity	2,460,049	973,393

Total Liabilities and Stockholders' Equity	$20,047,298	$10,791,672

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	$10,027,953	$4,041,494
Cost of Revenues	6,031,965	1,907,765

Gross Profit	3,995,988	2,133,729

Operating Expenses
General and Administrative Expenses	1,470,700	983,285
Depreciation	87,444	61,940

Total Operating Expenses	1,558,144	1,045,225

Income from Operations	2,437,844	1,088,504

Other Income (Expense)
Investment (Loss) Income, net	(3,727)	40,526
Interest Expense	(95,863)	(135,051)

Total Other Income (Expense)	(99,590)	(94,525)

Income before Income Taxes	2,338,254	993,979

Provision for Income Taxes	879,598	498,395

Net Income	$1,458,656	$495,584

Earnings per Share - Basic	$0.01	$-

Earnings per Share - Diluted	$0.01	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2008 and 2007

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Retained	Stock	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Subscriptions	Equity

Balance at January 1, 2007	175,000,000	175,000	(125,000)	80,475	275,334	-	405,809

Capital Stock Subscribed	-	-	-	-	-	72,000	72,000

Net Income	-	-	-	-	495,584	-	495,584

Balance at December 31, 2007	175,000,000	175,000	(125,000)	80,475	770,918	72,000	973,393

Issuance of Common Stock	100,000	100	-	99,900	-	(72,000)	28,000

Net Income	-	-	-	-	1,458,656	-	1,458,656

Balance at December 31, 2008	175,100,000	$175,100	$(125,000)	$180,375	$2,229,574	$-	$2,460,049

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows from Operating Activities
Net Income	$1,458,656	$495,584
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	494,076	93,395
Amortization of Patent Costs	27,092	11,289
Bad Debt Expense	-	136,913
Deferred Income Taxes	813,452	498,395
Changes in Assets and Liabilities
Trade Receivables	(256,166)	(998,313)
Other Receivables	(19,695)	(2,227)
Inventory	(7,102,294)	-
Prepaid Expenses	(35,851)	4,438
Accounts Payable	5,025,732	330,005
Accrued Payroll and Payroll Liabilities	86,587	6,393
Income Taxes Payable	66,147	-
Customer Deposits	551,075	-
Accrued Rent	150,000	150,000

Net Cash Provided by Operating Activities	1,258,811	725,872

Cash Flows from Investing Activities
Investment in Patents	-	(58,289)
Increase in Other Assets	(7,622)	(10,026)
Purchase of Property and Equipment	(1,285,838)	(330,068)

Net Cash Used in Investing Activities	(1,293,460)	(398,383)

Cash Flows from Financing Activities
(Decrease) Increase in Cash Overdraft	(52,900)	52,900
Payment of IPO Costs	(60,794)	(552)
Issuance of Stock/Stock Subscriptions	28,000	72,000
Borrowing (Repayment) of Loans from Affiliates	303,698	(469,975)
Repayment of Debt and Capital Lease Obligations	(18,077)	(36,617)

Net Cash Provided by (Used in) Financing Activities	199,927	(382,244)

Net Increase (Decrease) in Cash and Cash Equivalents	165,278	(54,755)

Cash and Cash Equivalents, Beginning of Year	437,997	492,752

Cash and Cash Equivalents, End of Year	$603,275	$437,997

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2008 and 2007

	2008	2007
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for Interest	$95,863	$135,051

Cash Paid During the Year for Income Taxes	$-	$-

Supplemental Disclosure of Noncash
Investing Transactions
Acquisition of Property and Equipment	$(2,327,527)	$(6,656,268)
Less Liabilities Assumed	1,041,689	6,326,200

Cash Used to Acquire Property and Equipment	$(1,285,838)	$(330,068)

The accompanying notes are an integral part of these consolidated financial statements.

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

On January 3, 2007, the Company entered into a Stock Exchange Agreement and Share Exchange (the Agreement) whereby the sole shareholder of TII exchanged all of the outstanding shares of the TII to the Company in exchange for 50,000,000 shares of Company stock.  Accordingly, TII became a wholly-owned subsidiary of the Company.  The assets acquired and liabilities assumed were recorded at the carrying value to TII since TII and the Company were under common control prior to the acquisition.  In accordance with SFAS No. 141 and APB Opinion No. 16, the financial statements have been restated as if the transaction had occurred on January 1, 2007.

TII, which was founded on May 11, 1971, specializes in the non-destructive testing of vessels, oilfield equipment and mainly pipe, including ultrasonic testing, utilizing the latest technologies.  These technologies enable TII to (i) provide detailed information to customers regarding each pipe tested, and (ii) reach energy reserves present technology cannot reach without extra cost to the oil & gas companies.  Because of the intense scrutiny applied to each section of pipe, TII is able to generate data which allows the pipe to be used in the most extreme conditions, and has been proven especially useful in deep water drilling operations in the Gulf of Mexico.

On August 29, 2008, the Company effected a name change from Technical Industries & Energy Corp. to Energy & Technology, Corp. to better reflect the nature of the Company’s business.

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

Note 2.   Acquisition (Continued)

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

Since the Company and TII were under common control prior to the acquisition, the financial statements have been presented as if the transaction had occurred on January 1, 2007.  The unaudited results of operations of the Company and TII for periods prior to the acquisition are summarized as follows:

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

The Company is the primary beneficiary of Energy Pipe, LLC, which was formed in 2008.  Energy Pipe, LLC qualifies as a variable interest entity.  Accordingly, the assets and liabilities and revenues and expenses of Energy Pipe, LLC have been included in the accompanying consolidated financial statements.  The entity’s activities primarily relate to the sale of drilling pipe to businesses within the energy industry.  As of December 31, 2008, and for the year then ended, Energy Pipe, LLC had assets of $33,753, liabilities of $72,203 (which is entirely due to TII), revenues of $1,413,659, and expenses of $1,452,109.

Note 3.   Summary of Significant Accounting Policies (Continued)

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

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2008, inventory consisted of $7,102,294 of drilling pipe available for sale.

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

Note 3.   Summary of Significant Accounting Policies (Continued)

Valuation of Long Lived Assets
In the event facts and circumstances indicate that carrying amounts of long-lived assets may be impaired, the Company evaluates the recoverability of its long-lived assets using the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required, pursuant to the provisions of SFAS No. 144, Accounting or Disposal of Long Lived Assets, and related interpretations. Any impairment loss is measured as the difference between carrying amount and the fair value of the impaired asset.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.  As presented in Note 12, three customers represented approximately 40% of the Company’s revenues for the year ended December 31, 2008, and approximately 21% of the Company’s trade receivable balance at December 31, 2008.  One customer made up approximately 63% of the Company’s revenues for the year ended December 31, 2007, and 46% of the Company’s trade receivable balance at December 31, 2007.

The Company periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred.  Advertising expense was $16,615 and $6,021, for the years ended December 31, 2008 and 2007, respectively.

Cash Flows
For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Taxes
Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to change in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.

Note 3.   Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)
Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  During 2008, FASB deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within the fiscal year.  Adoption of this pronouncement did not have a monetary effect on the financial position and results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which included an amendment of FASB No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company did not make an early adoption election nor has it chosen to measure the financial instruments identified under SFAS No. 159 at fair value.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management believes the adoption of this pronouncement will not have a material impact on the financial statements.

Note 3.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
In December 2007, the FASB revised SFAS No. 141(R) Business Combinations to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:  1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This standard will change the accounting treatment for business combinations on a prospective basis.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States. The statement is effective November 15, 2008, and is not expected to result in changes to current practices nor have a material effect on the Company.

In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FASB Interpretation (FIN) 45-4, Disclosures about Credit Derivatives and Financial Guarantees.  The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows.  FSP FAS 133-1 and FIN 45-4 is effective for interim and annual periods ending after November 15, 2008.  This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

Note 3.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
In February 2008, FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing.  The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under FASB 140. The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Company does not anticipate a material impact on its consolidated financial statements as a result of this statement.

In April 2008, FASB issued FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142 Goodwill and Other Intangibles.  The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date.  This pronouncement is not expected to have an affect on the financial position and results of operations of the Company.

Note 4.   Patent

On September 4, 2007, the Company’s chief executive officer was awarded a patent from the United States Patent and Trademark Office pertaining to his development of specialized testing procedures for drilling pipe, tubing casing, line pipe and expandable liners utilized by oil-exploration companies.

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 17 years.  Amortization expense for 2007 was $11,289.  Estimated amortization expense for each of the ensuing years through December 31, 2012 is $33,866 per year.

Note 5.   Property and Equipment

Property and equipment consists of the following at December 31, 2008 and 2007 respectively:

	2008	2007
Buildings and Improvements	$5,717,631	$1,397,815
Equipment	5,165,103	2,623,850
Auto and Trucks	159,774	136,411
Office Furniture	7,528	7,528
Property Held Under Capital Leases	99,992	99,992
Construction in Progress	-	4,556,905
	11,150,028	8,822,501

Less: Accumulated Depreciation and Amortization	(1,394,495)	(900,419)
Total	$9,755,533	$7,922,082

Depreciation expense amounted to $475,376 and $93,395, for the years ended December 31, 2008 and 2007, respectively.

Note 6.   Accrued Liability for Capital Expenditures

At December 31, 2008, the Company had acquired a significant amount of equipment and other capital assets for which the Company has recognized as a liability the outstanding unpaid balance.  The Company intends to finance the acquisition of these capital assets through a long-term financing arrangement.  As of the date of the audit report, the Company had not completed the financing arrangements and has, accordingly, recognized the outstanding balance associated with the acquisition of these capital assets as a current liability.

Note 7.   Related Party Transactions

Included in due to affiliates at December 31, 2008, is $1,155,336 in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 5.00%. Interest expense associated with this obligation totaled $130,025 in both 2008 and 2007.

Note 8.   Notes Payable

Notes payable at December 31, 2008 and 2007 consist of the following:

	2008	2007

General Motors Acceptance Corp., $17,536 note dated April 27, 2007, due May 27, 2010, payable in monthly installments of $550, interest rate 9.91%, secured by vehicle.	$8,765	$14,200

Doosan Global Finance, $109,350 non-interest bearing note dated October 13,2008, due April 15, 2012, payable in monthly installments of $2,604, secured by equipment.	104,143	-

General Motors Acceptance Corp., $23,363 note dated May 1, 2008, due May 15, 2008, payable in monthly installments of $472, interest rate 7.69%, secured by vehicle	20,888	-

CNH Capital Corporation, $13,792 non-interest bearing note dated October 11, 2006, due September 11, 2009, payable in monthly installments of $383, secured by equipment.	1,627	7,128

	135,423	21,328
Less: Current Portion	43,030	10,033

Long-Term Portion	$92,393	$11,295

Following are maturities of long term debt at December 31, 2008:

Fiscal Year Ending
December 31,	Amount
2009	$43,030
2010	38,512
2011	36,110
2012	15,657
2013	2,114

Total	$135,423

Note 9.   Capital Leases

Included in property and equipment are assets which were acquired through capital leases.  The leases ended in 2007; however, the Company exercised its bargain purchase options, as stipulated under the terms of the leases, and has retained ownership and possession of the leased assets.  The assets were recorded at the lower of the present value of the minimum lease payments or the fair value of the asset, and are being depreciated over their estimated productive lives, in accordance with paragraph 7a of SFAS No. 13, Accounting for Leases.  Depreciation of assets acquired through capital leases is included in depreciation expense for the years ended December 31, 2008 and 2007.

Following is a summary of property held under capital leases at December 31, 2008 and 2007:

	2008	2007

Machinery and Equipment	$99,992	$99,992
Less: Accumulated Depreciation	(34,567)	(29,566)

Total	$65,425	$70,426

Note 10. Income Taxes

The provision for income taxes for 2008 and 2007 consists of the following:

	2008	2007

Current Tax Expense	$66,147	$-
Deferred Tax Expense
Federal	813,451	346,206
State	-	152,189

Total Provision for Income Taxes	$879,598	498,395

A reconciliation of income tax expense at the federal statutory rate to the Company’s actual income tax expense at December 31, 2008 and 2007, follows:

	2008	2007

Tax Provision at Expected Federal
Statutory Rate of 34%	$795,006	$337,905
State Income Tax	66,147	152,189
Non-Deductible Expenses	18,445	8,301

Income Tax Expense	$879,598	$498,395

Note 10. Income Taxes (Continued)

The deferred tax asset and deferred tax liability comprised the following at December 31, 2008 and 2007:

	2008	2007

Deferred Tax Asset - Net Operating
Loss Carry-forward	170,622	369,055

Deferred Tax Liability - Fixed Assets	(1,181,929)	$(566,910)

The Company has available as of December 31, 2008 $308,680 of unused federal operating loss carry-forwards that may be applied against future taxable income and will expire in 2027. Additionally, the Company has available $235,082 of Louisiana operating loss carry-forwards that expire in 2027.

No valuation allowance has been set up against the deferred tax asset as the Company believes that it will be able to fully utilize the net operating loss carryforwards that have generated the deferred tax asset.

At December 31, 2008, and December 31, 2007, the Company did not have any tax positions which resulted in unrecognized tax benefits.  In addition, the company had no amount of interest and penalties recognized in the statements of Operations for the years ended December 31, 2008 and December 31, 2007, nor any amount of interest and penalties recognized in the Balance Sheets as of December 31, 2008 and December 31, 2007.

Note 11. Commitments

The Company leases office premises, operating facilities, and equipment under several operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.  Rent expense for the year ended December 31, 2008 and 2007 was $276,612 and $243,102 respectively.

Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 2008 are as follows:

2009	$64,821
2010	62,619
2011	29,700
2012	6,000
2013	6,000
Thereafter	101,500

Total	$270,640

Note 12. Major Customers

For the year ended December 31, 2008, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these three customers were approximately 40% of total revenues, and the total balance due from these three customers at December 31, 2008 was $359,858. For the year ended December 31, 2007, the Company had one customer for which revenue generated from the customer amounted to approximately 63% of the Company’s total revenue.  At December 31, 2007, this customer had a trade receivable balance of $672,549.

Note 13. Capital Stock

At December 31, 2008, the Company has 175,100,000 shares of common stock issued and outstanding.  Of this, 100,000 shares were issued through a private stock placement offering, and are eligible to be traded under SEC guidelines.  The remaining 175,000,000 are considered restricted from trading, and will remain restricted until they meet the SEC guidelines to be eligible for trading.

Note 14. Estimated Fair Value of Financial Instruments

The following disclosure is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash. In cases where quoted market prices are not available, fair values have been estimated using the present value of future cash flows or other valuation techniques. The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment. Accordingly, estimate presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments. SFAS No. 107 excludes certain financial instruments and all n on-financial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:	$603,275	$603,275	$437,997	$437,997
Cash

Financial Liabilities	$135,423	$135,423	$21,328	$21,328
Notes Payable	1,711,416	1,711,416	1,407,718	1,407,718
Due to Affiliates

Note 14. Estimated Fair Value of Financial Instruments (Continued)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents – The carrying amount of cash and cash equivalents approximates fair values.

Notes Payable – The carrying amount of notes payable approximates fair values.

Due to Affiliates – The carrying amount of due to affiliates approximates fair values.

Supplemental Information

		Schedule I
ENERGY & TECHNOLOGY, CORP. Schedules of Cost Revenues For the Years Ended December 31, 2007 and 2006

	2008	2007
Material and Supplies	$3,171,907	$375,888
Labor and Related Costs	1,182,809	827,067
Subcontract Labor	593,863	375,708
Depreciation	406,623	31,455
Other Costs	303,322	111,115
Repairs and Maintenance	242,569	94,172
Insurance	103,770	81,071
Patent Amortization	27,093	11,289

Total Cost of Revenue	$6,031,965	$1,907,765

		Schedule II
ENERGY & TECHNOLOGY, CORP. Schedule of General and Administrative Expenses For the Years Ended December 31, 2008 and 2007

	2008	2007
Salaries and Wages	$680,900	$215,754
Rent	244,145	207,955
Professional Services	138,323	110,576
Office	90,956	69,780
Taxes and Licenses	60,136	31,648
Utilities	41,909	57,072
Telephone	37,148	41,118
Travel	31,295	5,737
Training	25,822	32,058
Repairs and Maintenance	25,686	11,671
Meals and Entertainment	22,315	29,099
Advertising	16,615	6,021
Shipping and Postage	14,160	7,351
Medical	13,853	6,887
Contributions	13,254	5,215
Uniforms	8,980	3,817
Dues and Subscriptions	3,681	4,393
Bank Service Charges	1,522	220
Bad Debt Expense	-	136,913
Total General and Administrative Expenses	$1,470,700	$983,285

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is LaPorte, Sehrt, Romig & Hand a professional accounting corporation. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s and their respective ages as of March 30, 2009 are as follows:

NAME	AGE	POSITION

George Sfeir	51	President, Chief Executive Officer, Chief Financial Officer and Director
Chongyuan Zhu	26	Secretary
Edmund J. Baudoin, Jr.	52	Treasurer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

George M. Sfeir is a 1972 graduate of Saint George College (Lebanon) and the University of Louisiana at Lafayette, Louisiana in general & legal studies.  He has worked in the oil and gas industry since May 1972.  He has worked for companies throughout the Middle East, North and South America, and Africa doing inspections on oil and gas fields.  Mr. Sfeir is fluent in English, French, Arabic, Spanish, and Italian.  Mr. Sfeir has worked with Technical Industries, Inc. as a consultant since January of 1980 and as a CEO since 1998.

Chongyuan (Joyce) Zhu, Chongyuan (Joyce) Zhu, 26, was born on August 28, 1982 in China. She attended Donghua University in Shanghai China from 2000 to 2004, and received her Bachelor’s degree in International Accounting.  Following graduation, Ms. Zhu became employed in China as an auditor in a CPA firm, and an internal auditor with Shanghai Airlines until 2005.  Ms. Zhu enrolled at the University of Louisiana-Lafayette in 2005 and received her MBA in May, 2007.  Ms. Zhu joined Technical Industries, Inc. in December of 2007, where she currently serves in the capacity as Accountant.  She was appointed Secretary of the Company on August 29, 2008.

Edmund J. Baudoin, Jr., is a 1979 graduate of the University of Southwestern Louisiana where he earned a B.S. in Business Administration.  After graduation, Mr. Baudoin joined Technical Industries, Inc. and served as Vice President before resigning in 1999 to perform title research and abstracting work as a Landman, before rejoining Technical Industries, Inc. in 2008.  Mr. Baudoin has over 32 years of experience in the oilfield industry.  He currently serves as Administrator of Technical Industries, Inc., and was appointed Treasurer of the Company on August 29, 2008.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.          EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2008 and 2007. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
George Sfeir, President, Chief Executive Officer	2008	$32,949	0	0	0	0	0	0	$32,949
Chief Financial officer and Director	2007	$0	0	0	0	0	0	0	$0

Chongyuan Zhu,	2008	$36,231	0	0	0	0	0	0	$36,231
Secretary	2007	$2,654	0	0	0	0	0	0	$2,654

Edmund J. Baudoin, Jr.,	2008	$49,478	0	0	0	0	0	0	$49,478
Treasurer	2007	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2008 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our officers or directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 30, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock Restricted	American Interest, LLC (2) Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	125,000,000	71.39%

Common Stock Restricted	Sfeir Family Trust (2) Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	50,000,000	28.55%

Common Stock	George M. Sfeir Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	175,001 ,000	99%

Common Stock	Edmund J. Baudoin, Jr. Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	1,000	Less than 1%

Common Stock	All executive officers and directors as a group	175,002,000	99.94%

(1)	Based upon 175,100,000 shares outstanding as of December 31, 2008.
(2)	George Sfeir has investment control of 175,001,000 shares, of which 175,000,000 are restricted from trading

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

In November of 2006, we issued 125,000,000 restricted shares of common stock to American Interest, LLC (controlled by George Sfeir) for founder services rendered pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.

On January 3, 2007 we entered into a Stock Purchase and Share Exchange agreement with TII, whereby TII became our wholly owned subsidiary.  We exchanged 50,000,000 restricted shares of common stock for all the issued and outstanding shares of TII.  Mr. George Sfeir was the sole shareholder of TII.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2008 and 2007, for the reviews of the financial statements included in our reports on Form 10-Q, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.  For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $40,736 and $8,500.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2009

By /s/ George M. Sfeir
George M. Sfeir,
President,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	March 30, 2009
George M. Sfeir	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer