Form 10-K/A
period 2008-12-31
ENERGY & TECHNOLOGY CORP.
filed 2009-04-06
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K/A

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

EXPLANATORY NOTE

This Amended Form 10-K is filed solely to correct Item 12. Security Ownership of Certain Beneficial Owners and Management.

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

Dated: April 6 , 2009

By /s/ George M. Sfeir
George M. Sfeir,
President,
Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	April 6 , 2009
George M. Sfeir	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer