Form 10-Q
period 2009-03-31
ENERGY & TECHNOLOGY CORP.
filed 2009-05-15
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to  ______.

ENERGY & TECHNOLOGY, CORP.
(Exact name of registrant as specified in Charter)

DELAWARE	333-143215	26-0198662
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Petroleum Towers, Suite 530
P.O. Box 52523
Lafayette, LA 70505
 (Address of Principal Executive Offices)
 _______________

(337) 984-2000
 (Issuer Telephone number)
_______________

(337) 988 1777
(Issuer Fax number)
_______________

www.engt.com
www.enrgyNtechnoly.com
(Issuer URL)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15 2009: 175,100,000 shares of common stock, including 100,000 shares non restricted and being traded.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

March 31, 2009

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T.	Control and Procedures	21

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 1A	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURE

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$592,201	$603,275
Accounts Receivable
Trade, Net	2,164,228	1,684,890
Other	27,949	25,399
Inventory	7,102,294	7,102,294
Prepaid Expenses	49,479	73,968
Deferred Tax Asset	-	170,622

Total Current Assets	9,936,151	9,660,448

Property and Equipment, Net	9,677,230	9,755,533

Other Assets
Patent, net	530,138	537,335
Deferred IPO Expenses	71,346	71,346
Deposits	4,988	4,988
Other Assets	28,025	17,648

Total Other Assets	634,497	631,317

Total Assets	$20,247,878	$20,047,298

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$111,210	$43,030
Accounts Payable	4,980,466	5,407,381
Accrued Payroll and Payroll Liabilities	42,845	110,661
Accrued Rent	1,225,000	1,187,500
Customer Deposits	551,075	551,075
Income Taxes Payable	183,859	66,147
Accrued Liability for Capital Expenditures	7,235,717	7,235,717

Total Current Liabilities	14,330,172	14,601,511

Long-Term Liabilities
Notes Payable	25,115	92,393
Deferred Taxes Payable	1,185,247	1,181,929
Due to Affiliates	1,714,983	1,711,416

Total Long-Term Liabilities	2,925,345	2,985,738

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
175,100,000 Shares Issued and Outstanding at March 31, 2009 and
December 31, 2008, 74,900,000 Shares Unissued at March 31, 2009
and December 31, 2008	175,100	175,100
Discount on Capital Stock	(125,000)	(125,000)
Paid-In Capital	180,375	180,375
Retained Earnings	2,761,886	2,229,574

Total Stockholders' Equity	2,992,361	2,460,049

Total Liabilities and Stockholders' Equity	$20,247,878	$20,047,298

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$2,446,072	$1,439,896

Cost of Revenues
Labor and Related Costs	371,802	191,294
Subcontract Labor	212,265	146,800
Depreciation and Amortization	175,697	90,194
Maintenance	73,582	55,254
Materials and Supples	54,668	22,347
Insurance	32,224	20,090
Other	212,777	29,189

Total Costs of Revenues	1,133,015	555,168

Gross Profit	1,313,057	884,728

Operating Expenses
Salaries and Wages	198,696	110,264
Professional Services	70,144	43,779
Rent	67,402	58,842
Utilities	25,200	6,295
Office Supplies and Expenses	18,935	10,390
Other	49,423	33,465
Depreciation	36,733	17,187

Total Operating Expenses	466,533	280,222

Income from Operations	846,524	604,506

Other Income (Expense)
Investment Income	1,258	3,424
Interest Expense	(23,818)	(23,525)

Total Other Income (Expense)	(22,560)	(20,101)

Income before Income Taxes	823,964	584,405

Provision for Income Taxes	291,652	232,246

Net Income	$532,312	$352,159

Earnings per Share - Basic	0.003	0.002

Earnings per Share - Diluted	0.003	0.002

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Retained	Stock	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Subscriptions	Equity

Balance at January 1, 2008	175,000,000 Restricted	$175,000	$(125,000)	$80,475	$770,918	$72,000	$973,393

Capital Stock Issued	100,000	100	-	99,900	-	(72,000)	28,000

Net Income	-	-	-	-	352,159	-	352,159

Balance at March 31, 2008	175,100,000	$175,100	$(125,000)	$180,375	$1,123,077	$-	$1,353,552

Balance at January 1, 2009	175,100,000	$175,100	$(125,000)	$180,375	$2,229,574	$-	$2,460,049

Net Income	-	-	-	-	532,312	-	532,312

Balance at March 31, 2009	175,100,000	$175,100	$(125,000)	$180,375	$2,761,886	$-	$2,992,361

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net Income	$532,312	$352,159
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	205,234	98,665
Amortization of Patent Costs	7,197	8,466
Deferred Income Taxes	173,940	206,746
Changes in Assets and Liabilities
Trade Receivables	(479,338)	474,793
Other Receivables	(2,550)	(4,550)
Inventory	-	(268,128)
Prepaid Expenses	24,489	12,328
Accounts Payable	(426,915)	(231,047)
Accrued Payroll and Payroll Liabilities	(67,816)	55,304
Income Taxes Payable	117,712	25,500
Accrued Rent	37,500	37,500

Net Cash Provided by Operating Activities	121,765	767,736

Cash Flows from Investing Activities
Increase in Other Assets	(10,377)	(639)
Repayment on Accrued Liability for Capital Expenditures	-	(47,873)
Purchase of Property and Equipment	(126,931)	(70,317)

Net Cash Used in Investing Activities	(137,308)	(118,829)

Cash Flows from Financing Activities
Increase in Cash Overdraft	-	40,986
Payment of IPO Costs	-	(8,000)
Issuance of Stock/Stock Subscriptions	-	28,000
Borrowings from Affiliates	3,567	100,957
Proceeds from Notes Payable	13,046	-
Principal Repayments on Notes Payable	(12,144)	(3,753)

Net Cash Provided by Financing Activities	4,469	158,190

Net (Decrease) Increase in Cash and Cash Equivalents	(11,074)	807,097

Cash and Cash Equivalents, Beginning of Period	603,275	437,997

Cash and Cash Equivalents, End of Period	$592,201	$1,245,094

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$711	$418

Cash Paid During the Period for Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.   Organization

Technical Industries & Energy, Corp. (the Company) (TIE) was formed November 29, 2006 under the laws of the State of Delaware in order to acquire companies including Technical Industries, Inc. (TII).  A Louisiana company established since May 11, 1971.   On that date, the Company issued 125,000,000 shares of common stock to American Interest, LLC, in exchange for founder services rendered.  The fair value of these services was considered immaterial, and no amounts were recognized in the financial statements.  At the time the shares were issued to American Interest, LLC, TIE had no assets, operations, or cash flows.  As such, the stock had no value at the time TIE was established.  The par value was arbitrarily established in order to comply with the State of Delaware laws.  In order to reflect the par value of the shares issued, the Company has recognized a discount on capital stock as a contra-equity account within the equity section of the consolidated balance sheets.

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

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2009 and at December 31, 2008, inventory consisted of drilling pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.  For the three months ended March 31, 2009, three customers made up approximately 66% of the Company’s revenues, and approximately 68% of the Company’s receivable balance at March 31, 2009.  For the three months ended March 31, 2008, two customers made up approximately 74% of the Company’s revenues for the three months ended March 31, 2008, and approximately 79% of the Company’s receivable balance at March 31, 2008.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

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

Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations

Note 3.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
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

In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FASB Interpretation (FIN) 45-4, Disclosures about Credit Derivatives and Financial Guarantees.  The FSP requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows.  FSP FAS 133-1 and FIN 45-4 is effective for annual periods ending after November 15, 2008.  This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing.  The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under SFAS No. 140.  The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008. The Company does not anticipate a material impact on its consolidated financial statements as a result of this position.

Note 3.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In April 2008, the FASB issued FSP 142-3 which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangibles.  The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The guidance must be applied prospectively only to intangible assets acquired after the FSP’s effective date.  This pronouncement is not expected to have an affect on the financial position and results of operations of the Company.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 which amend other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  These FSP’s are effective for annual reporting periods ending after June 15, 2009. The Company does not anticipate a material impact on its consolidated financial statements as a result of these positions.

In April 2009, the FASB issued FSP FAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same.  The FSP is effective for annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not anticipate a material impact on its consolidated financial statements as a result of this position.

Note 4.   Patent

On September 4, 2007, the Company’s chief executive officer was awarded a patent from the United States Patent and Trademark Office pertaining to their development of specialized testing procedures for OCTG, Casing, Tubing, Drillpipe, Marine Risers, and other Oilfield Pipe and Equipment utilized by oil & gas exploration and production companies.

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years.

Note 5.   Accrued Liability for Capital Expenditures

At March 31, 2009, the Company had acquired a significant amount of equipment and other capital assets for which the Company has recognized a liability for the outstanding unpaid balance.  The Company intends to finance the acquisition of these capital assets through a long-term financing arrangement.  The Company has recognized the outstanding balance associated with the acquisition of these capital assets as a current liability.

Note 6.   Commitments

The Company leases office premises, operating facilities, and equipment under several operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.

Note 7.   Major Customers

For the three months ended March 31, 2009, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these four customers were approximately 62% of total revenues, and the total balance due from these three customers at March 31, 2009 was $1,489,761.

Note 8.   Related Party Transactions

Included in due to affiliates at March 31, 2009 and December 31, 2008, is $1,155,336 in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 5.00%.  Interest expense associated with this obligation totaled $23,107 for both of the three month periods ended March 31, 2009 and 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We have a patented process which can help companies within the energy industry reach deep energy reserves by using their existing drilling rigs, platforms and equipment, thus save the customers money.

The following list highlights a few areas of opportunity to expand the Company's business:

Increased sales and marketing effort: We have grown over the historical period without an aggressive marketing and sales effort.  Currently, new business is generated from referrals, technical sessions given to oil and gas and industry related companies, a website and through the use of a marketing company on a limited basis.  To date, we have not hired any in-house salespersons.  Currently, we have one employee whose duties are focused on sales, marketing, and promotional activities for the Company.  Management believes revenue can be increased by expanding the Company's sales force.

Applying for additional patents to protect proprietary rights:  We have recently developed international patent pending new inspection technology needed in order to reach deep energy reserves.  Our expandable liners inspection technology helps the oil and gas companies retrieve a large amount of energy reserves that cannot be retrieved with current technology.  We have manufactured several pieces of equipment in-house that have enabled us to successfully serve the oilfield market.  Due to proprietary infringement risk, we have discontinued manufacturing the equipment for sale to third parties.  By securing a patent protecting our proprietary technology, we could consider manufacturing equipment for sale again, which would open a new line of revenue.

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

Geographic expansion in the domestic and international markets:  We currently derive the majority of revenue from the Houston, Texas market, where many of our clients are based.  There are several other markets that could be better served, such as in Louisiana where a new plant in Abbeville, Louisiana is now operational in order to serve the deep wells in the Gulf of Mexico.  Other expansions are being considered through the opening of additional full-service, local plants.  Furthermore, we maintain relations with sales representatives in the Mexico and Saudi Arabia and the Middle East markets that could be better utilized if we are able to locally serve customers.  Lastly, we have Canadian customers that utilize our services on a limited basis, due to the high cost of shipping heavy pipes.  To date, we have not had the capital or human resources to establish plants in these potential markets.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2009, inventory consisted of drilling pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2008 to March 31, 2009

At March 31, 2009, total assets amounted to $20,247,878 compared to $20,047,298 at December 31, 2008, an increase of $200,580, or 1.0%.  The increase is primarily due to an increase in accounts receivable of $479,338, which is partially offset by a decrease in the Company’s deferred tax asset of $170,622 and a decrease in property and equipment, net, of $78,303.

Our liabilities at March 31, 2009, totaled $17,255,517 compared to $17,587,249 at December 31, 2008, a decrease of $331,732, or 1.9%.  The decrease is primarily due to a decrease in accounts payable of $426,915, and a decrease in accrued payroll and payroll liabilities of $67,816.  These decreases were partially offset by increases in income taxes payable of $117,712 and an increase in accrued rent of $37,500.

Total stockholder’s equity increased from $2,460,049 at December 31, 2008, to $2,992,361 at March 31, 2009.  This increase was primarily due to net income generated during the three months ended March 31, 2009 of $532,312.

Accounts Receivable

Accounts receivable increased approximately $479,000, or 28.4%, from December 31, 2008 to March 31, 2009.  The increase in accounts receivable pertains to our overall increase in revenues.  Approximately 85% of the balance of trade receivables at March 31, 2009 were outstanding for 60 days or less.

Property and Equipment

During the three months ended March 31, 2009, we purchased approximately $127,000 of property and equipment for our facilities.  This amount was offset by approximately $205,000 of depreciation expense recognized during the three months ended March 31, 2009.  These transactions resulted in decrease in our property and equipment, net, of approximately $78,000.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s profitability for the three months ended March 31, 2009, our deferred tax asset associated with net operating losses has been eliminated.  In addition to reducing our deferred tax asset, we have recorded income taxes payable for the estimated amount of income taxes associated with our taxable income.

Accounts Payable

Accounts payable at March 31, 2009 totaled $4,980,466 compared to $5,407,381, a decrease of $426,915.  This decrease is due primarily to payments made during the three months ended March 31, 2009 to our suppliers of suppliers of pipe inventory acquired in December of the previous fiscal year.

Accrued Rent

The Company leases property for its Houston facility on a month-to-month basis at a rate of $12,500 per month.  The lessor of the property has agreed not to demand payment for the outstanding balance until we are able to enhance our capital position, either through the issuance and sale of common stock or through internally generated growth.

Discussion of Results of Operations for the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Revenues

Our revenue for the three months ended March 31, 2009, was $2,446,072 compared to $1,439,896 for the three months ended March 31, 2008, an increase of $1,006,176, or 69.9%.  The increase is attributable primarily to increased inspection fees.  During late 2009, we placed in service additional inspection equipment to enable us to meet the overall increased demand for pipe inspection services.  In addition to our inspection services, we provide hauling and storage of tubular goods at our Houston facility for customers and suppliers.  During the three months ended March 31, 2009, we received significant quantities of tubular goods from one of our primary vendors to store at our Houston facility.  This resulted in an increase in storage fee revenue as well in the amount we charged for the hauling and handling of these tubular goods, which is included in other income.

The following table presents the composition of revenue for the three months March 31, 2009 and 2008:

Revenue:	2009 Dollars	Percentage	2008 Dollars	Percentage	Variance Dollars

Inspection Fees	$1,789,481	73.2%	$1,296,946	90.1%	$492,535
Storage Fees	$246,788	10.1%	$60,071	4.2%	$186,717
Other Income	$409,803	16.7%	$82,879	5.7%	$326,924
Total Revenue	$2,446,072	100.0%	$1,439,896	100.0%	$1,006,176

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended March 31, 2009, was $1,133,015, or 46.3% of revenues, compared to $555,168, or 38.6% of revenues, for the three months ended March 31, 2008.  The overall increase in our cost of revenue is primarily due to our increased costs for hauling and fuel for moving customers’ pipe onto our yard for storage.  The increase in cost of revenue as a percentage of revenues was due to the lower markup on these services which are performed as a convenience to our customers and suppliers of tubular goods.  In addition to these increases, labor and related costs increased by $180,508, or 94.4%.  The increase is primarily attributable to the overall increase in volume of inspection services, as well as the need for additional personnel, including subcontract labor, to handle and store the amount of tubular goods received during the three months ended March 31, 2009.  The increase in depreciation and amortization expense for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 is primarily due to equipment purchased and placed in service in the second half of 2008 and first quarter of 2009.

The following table presents the composition of cost of revenue for the three months ended March 31, 2009 and 2008:

Cost of Revenue:	2009 Dollars	Percentage	2008 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$371,802	32.8%	$191,294	34.5%	180,508
Materials and Supplies	54,668	4.8%	22,347	4.0%	32,321
Subcontract Labor	212,265	18.7%	146,800	26.4%	65,465
Maintenance	73,582	6.5%	55,254	10.0%	18,328
Insurance	32,224	2.9%	20,090	3.6%	12,134
Depreciation and Amortization	175,697	15.5%	90,194	16.2%	85,503
Other	212,777	18.8%	29,189	5.3%	183,588
Total Cost of Revenue	$1,133,015	100.0%	$555,168	100.0%	577,847

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended March 31, 2009, our operating expenses totaled $466,533, as compared to $280,222 in 2008, representing an increase of $186,311, or 66.5%.  The largest component of our operating expenses for 2008 consists of salaries and wages, rent, professional services, and office supplies and expenses.  Salaries and wages for general and administrative personnel was $198,696 for the three months ended March 31, 2009, compared to $110,264 for the three months ended March 31, 2008, an increase of $88,432, or 80.2%.  During the second half of 2008, we hired a new salesman to concentrate on tubular sales and began paying our founder, President, and CEO a regular salary.

Rent expense totaled $67,402 for the three months ended March 31, 2009, as compared to $58,842 for the three months ended March 31, 2008, an increase of $8,560, or 14.6%.  Rent expense for both the three months ended March 31, 2009, and for the three months ended March 31, 2008, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The increase is attributable to cost of additional land used at our Houston, Texas facility.

Professional services expense increased from $43,779 for the three months ended March 31, 2008, to $70,144 for the three months ended March 31, 2009, an increase of $26,365.  The increase is primarily a result of expenses we incurred throughout the three months ended March 31, 2009 for consulting services pertaining to training and certification classes for our employees and consulting services for our compliance with ISO standards, as well as an increase in accounting fees associated with the growth of the Company over the past several months.

Other Income and Expense

Other income and expense consists of investment income and interest expense, respectively.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a gain of $1,258 for the three months ended March 31, 2009, compared to income of $3,424 for the three months ended March 31, 2008.  The decrease is due primarily to the lower yields being earned on our invested cash balances.

Interest expense totaled $23,818 for the three months ended March 31, 2009, as compared to $23,525 for the three months ended March 31, 2008, an increase of $293, or 1.3%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the decrease relates to the principal payments on those debts and obligations.

Provision for income taxes

For the three months ended March 31, 2009, we reported an income tax expense of $291,652 compared to income tax expense of $232,246 for the three months ended March 31, 2008, an increase of $59,406 or 25.6%, which is the result of the additional revenue and pre-tax net income for that period.

Comparative financial information for the three months ended March 31:

	March 31, 2009	March 31, 2008	March 31, 2007	March 31, 2006	March 31, 2005

Revenues for the 1st quarter	$2,446,072	$1,439,896	$613,187	$508,331	$442,613
Cost of Revenues	1,133,015	555,168	304,477	237,567	226,488

Gross Profit	1,313,057	884,728	308,710	270,764	216,125

Operating Expenses
General & Administrative Expenses	429,800	263,035	135,387	99,888	202,303
Depreciation	36,733	17,187	15,487	21,567	23,079

Total Operating Expenses	466,533	280,222	150,874	121,455	225,382

Income from Operations	846,524	604,506	157,836	149,309	(9,257)

Other Income (Expense)	22,560	(20,101)	(30,522)	1,076	(3,303)

Income (Loss) Before Income Taxes	823,964	584,405	127,314	150,385	(12,560)

Provision for Income Taxes	291,652	232,246	48,762	53552	(7,852)

Net Income (Loss)	$532,312	$352,159	$78,552	$96,833	$(4,708)

Capital Resources and Liquidity

As of March 31, 2009 we had $592,201 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations, and the purchase of  pipe for sale.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Cash outflows for investing purposes have consisted primarily of the development of our Abbeville, Louisiana facility, and the acquisition of equipment and other technology to better serve our customers.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4T.  Controls and Procedures

a)  Evaluation of Disclosure Controls. George M. Sfeir, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Sfeir concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

(b)  Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

ENERGY & TECHNOLOGY CORP.

Date: May 15 2009	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, Principal Accounting Officer, and Director