Form 10-Q
period 2009-06-30
ENERGY & TECHNOLOGY CORP.
filed 2009-08-14
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
 _______________

(337) 984-2000
 (Issuer Telephone number)
______________
www.engt.com
www.energyNtechnology.com
(Registrant’s URL)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

As of August 14, 2009, there were 10,000,000 shares outstanding of the registrant’s common stock.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

June 30, 2009

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II—OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$1,135,408	$603,275
Accounts Receivable
Trade, Net	2,031,654	1,684,890
Other	25,206	25,399
Inventory	7,102,294	7,102,294
Prepaid Expenses	24,989	73,968
Deferred Tax Asset	-	170,622

Total Current Assets	10,319,551	9,660,448

Property and Equipment, Net	9,721,497	9,755,533

Other Assets
Patent, net	522,941	537,335
Deferred IPO Expenses	71,346	71,346
Deposits	4,988	4,988
Other Assets	37,420	17,648

Total Other Assets	636,695	631,317

Total Assets	$20,677,743	$20,047,298

The accompanying notes are an integral part of these financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets - Continued

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$103,203	$43,030
Accounts Payable	4,904,712	5,407,381
Accrued Payroll and Payroll Liabilities	72,092	110,661
Accrued Rent	1,262,500	1,187,500
Customer Deposits	551,075	551,075
Income Taxes Payable	277,758	66,147
Accrued Liability for Capital Expenditures	7,235,717	7,235,717

Total Current Liabilities	14,407,057	14,601,511

Long-Term Liabilities
Notes Payable	21,564	92,393
Deferred Taxes Payable	1,226,083	1,181,929
Due to Affiliates	1,719,480	1,711,416

Total Long-Term Liabilities	2,967,127	2,985,738

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized.
10,000,000 Issued and Outstanding at June 30, 2009. 175,100,000 Shares
Issued and Outstanding at December 31, 2008.	10,000	175,100
Discount on Capital Stock	-	(125,000)
Paid-In Capital	220,475	180,375
Retained Earnings	3,073,084	2,229,574

Total Stockholders' Equity	3,303,559	2,460,049

Total Liabilities and Stockholders' Equity	$20,677,743	$20,047,298

The accompanying notes are an integral part of these financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$2,237,591	$3,743,380	$4,683,663	$5,183,276

Cost of Revenues
Labor and Related Costs	415,648	183,267	787,450	374,561
Subcontract Labor	196,124	114,057	408,389	260,857
Depreciation and Amortization	164,479	91,174	340,176	181,368
Maintenance	83,273	40,946	156,855	96,200
Materials and Supples	36,459	1,516,535	91,127	1,538,882
Insurance	41,641	25,274	73,865	45,364
Other	144,493	30,626	357,270	59,815

Total Costs of Revenues	1,082,117	2,001,879	2,215,132	2,557,047

Gross Profit	1,155,474	1,741,501	2,468,531	2,626,229

Operating Expenses
Salaries and Wages	270,318	163,650	469,014	273,914
Professional Services	80,575	26,429	150,719	70,208
Rent	81,794	54,689	149,196	113,531
Utilities	36,223	26,698	61,423	32,993
Office Supplies and Expenses	35,608	31,119	54,543	41,509
Other	62,488	72,282	111,911	105,747
Depreciation	52,489	17,188	89,222	34,375

Total Operating Expenses	619,495	392,055	1,086,028	672,277

Income from Operations	535,979	1,349,446	1,382,503	1,953,952

Other Income (Expense)
Investment Income	1,985	6,801	3,243	10,225
Interest Expense	(25,309)	(23,489)	(49,127)	(47,014)
Loss on Sale of Assets	(575)	-	(575)	-

Total Other Income (Expense)	(23,899)	(16,688)	(46,459)	(36,789)

Income before Income Taxes	512,080	1,332,758	1,336,044	1,917,163

Provision for Income Taxes	200,882	499,413	492,534	731,659

Net Income	$311,198	$833,345	$843,510	$1,185,504

Earnings per Share - Basic	$0.03	$0.005	$0.01	$0.006

Earnings per Share - Diluted	$0.03	$0.005	$0.01	$0.006

The accompanying notes are an integral part of these financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

					Additional			Total
	Common Stock			Discount on	Paid-In	Retained	Stock	Stockholders'
	Shares		Amount	Capital Stock	Capital	Earnings	Subscriptions	Equity

Balance at January 1, 2008	175,000,000		$175,000	$(125,000)	$80,475	$770,918	$72,000	$973,393

Capital Stock Issued	100,000		100	-	99,900	-	(72,000)	28,000

Net Income	-		-	-	-	1,185,504	-	1,185,504

June 30, 2008	175,100,000		$175,100	$(125,000)	$180,375	$1,956,422	$-	$2,186,897

Balance at January 1, 2009	175,100,000		$175,100	$(125,000)	$180,375	$2,229,574	$-	$2,460,049

Capital Stock Cancelled	(165,100,000)		(165,100)	125,000	40,100	-	-	-

Net Income	-		-	-	-	843,510	-	843,510

Balance at June 30, 2009	10,000,000	*	$10,000	$-	$220,475	$3,073,084	$-	$3,303,559

* - June 30, 2009, 9,850,000 shares are restricted 150,000 shares are non restricted

The accompanying notes are an integral part of these financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities
Net Income	$843,510	$1,185,504
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	415,005	198,810
Amortization of Patent Costs	14,393	16,933
Deferred Income Taxes	214,776	371,649
Changes in Assets and Liabilities
Trade Receivables	(346,764)	(653,680)
Other Receivables	193	(18,550)
Inventory	-	(1,683,800)
Prepaid Expenses	48,979	24,655
Accounts Payable	(502,669)	1,849,108
Accrued Payroll and Payroll Liabilities	(38,569)	25,669
Income Taxes Payable	211,611	360,011
Increase in Customer Deposits	-	425,270
Accrued Rent	75,000	75,000

Net Cash Provided by Operating Activities	935,465	2,176,579

Cash Flows from Investing Activities
Increase in Other Assets	(19,772)	(635)
Repayment on Accrued Liability for Capital Expenditures	-	(47,873)
Purchase of Property and Equipment	(380,968)	(215,881)

Net Cash Used in Investing Activities	(400,740)	(264,389)

Cash Flows from Financing Activities
Decrease in Cash Overdraft	-	(52,900)
Payment of IPO Costs	-	(31,774)
Issuance of Stock/Stock Subscriptions	-	28,000
Borrowings from Affiliates	8,064	124,303
Proceeds from Notes Payable	13,046	-
Principal Repayments on Notes Payable	(23,702)	(5,151)

Net Cash (Used in) Provided by Financing Activities	(2,592)	62,478

Net Increase in Cash and Cash Equivalents	532,133	1,974,668

Cash and Cash Equivalents, Beginning of Period	603,275	437,997

Cash and Cash Equivalents, End of Period	$1,135,408	$2,412,665

The accompanying notes are an integral part of these financial statements.

ENERGY & TECHNOLOGY, CORP. Consolidated Statements of Cash Flows - Continued (Unaudited)
	Six Months Ended
	June 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$2,913	$801

Cash Paid During the Period for Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ENERGY & TECHNOLOGY, CORP.
NOES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.   Organization

Technical Industries & Energy, Corp. (the Company) (TIE) was formed November 29, 2006 under the laws of the State of Delaware in order to acquire and to take over the assets and business of Technical Industries, Inc. (TII).  On that date, the Company issued 125,000,000 shares of common stock to American Interest, LLC, in exchange for founder services rendered.  The fair value of these services was considered immaterial, and no amounts were recognized in the financial statements.  At the time the shares were issued to American Interest, LLC, TIE had no assets, operations, or cash flows.  As such, the stock had no value at the time TIE was established.  The par value was arbitrarily established in order to comply with the State of Delaware laws.  In order to reflect the par value of the shares issued, the Company recognized a discount on capital stock as a contra-equity account within the equity section of the consolidated balance sheets.  On January 3, 2007, the Company entered into a Stock Exchange Agreement and Share Exchange (the Agreement) whereby the sole shareholder of TII (Sfeir Family Trust) exchanged all of the outstanding shares of the TII to the Company in exchange for 50,000,000 shares of Company stock.  Accordingly, TII became a wholly-owned subsidiary of the Company.  On April 1, 2009, the Company entered into an agreement with American Interest, LLC and the Sfeir Family Trust whereby the two stockholders agreed to cancel 118,046,500 common shares for American Interest, LLC and 47,053,500 common shares for the Sfeir Family Trust for the consideration to be re-issued in the future or compensated for according to American Interest, LLC and Sfeir Family Trust wishes. As a result, the Company has at June 30, 2009, 10,000,000 shares of common stock issued and outstanding, of which 9,850,000 shares are restricted.

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

A summary of the assets acquired and liabilities assumed in connection with the acquisition of TII is as follows:

Assets
Cash and Cash Equivalents	$492,752
Receivables	570,801
Prepaid Expenses	42,555
Deferred Tax Asset	386,319
Property and Equipment, net	1,359,209
Capitalized Patent Costs	517,427
Other Assets	14,988

Note 2.    Acquisition (Continued)

Liabilities
Accounts Payable and Accrued Expenses	(956,825)
Notes Payable	947,113)
Obligations under Capital Leases	(10,832)
Deferred Tax Liability	(85,779)
Amounts due to Affiliates	(1,877,693)

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

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition, and are charged against bad debt expense when they are deemed uncollectible.  Use of this method does not result in a material difference from the valuation method required by accounting principles generally accepted in the United States of America.

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2009 and at December 31, 2008, inventory consisted of drilling pipe available for sale.

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

The Company has more than 50 active clients; however, for the six months ended June 30, 2009, four customers made up approximately 55% of the Company’s revenues and approximately 52% of the Company’s receivable balance at June 30, 2009.  For the six months ended June 30, 2008, four customers made up approximately 66% of the Company’s revenues and approximately 71% of the Company’s receivable balance at June 30, 2008.

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

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing.  The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under SFAS No. 140.  The FSP is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008.  The Company does not anticipate a material impact on its consolidated financial statements as a result of this position.

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

Note 5.   Accrued Liability for Capital Expenditures

At June 30, 2009, the Company had acquired a significant amount of equipment and other capital assets for which the Company has recognized a liability for the outstanding unpaid balance.  The Company intends to finance the acquisition of these capital assets through a long-term financing arrangement.  The Company has recognized the outstanding balance associated with the acquisition of these capital assets as a current liability.

Note 6.   Commitments

The Company leases office premises, operating facilities, and equipment under several operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.

Note 7.   Major Customers

Even though the Company has more than 50 active customers, for the six months ended June 30, 2009, the Company had four customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these four customers were approximately 55% of total revenues, and the total balance due from these four customers at June 30, 2009 was $1,064,086.  For the six months ended June 30, 2008, the Company had four customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these four customers were approximately 66% of total revenues, and the total balance due from these four customers at June 30, 2008 was $1,505,721.

Note 8.   Related Party Transactions

Included in due to affiliates at June 30, 2009 and December 31, 2008, is $1,155,336 in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 5.00%.  Interest expense associated with this obligation totaled $23,107 for both of the three month periods ended June 30, 2009 and 2008.

Note 9.    Earnings per Share

The weighted average common shares outstanding amounted to 10,000,000, and 92,093,923 for the three months and six months ended June 30, 2009, respectively, and 175,100,000 for the three months and six months ended June 30, 2009, respectively.

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

Applying for additional patents to protect proprietary rights:  We have recently developed new technology that has been internationally patented including three issued patents in the U.S.A., one in China, and one pending in Canada and another is pending patent in Europe.  The new inspection technology is needed in order to reach deep energy reserves.  Our expandable liners inspection technology helps the oil and gas companies retrieve a large amount of energy reserves that cannot be retrieved with current technology.  We have manufactured several pieces of equipment in-house that have enabled us to successfully serve the oilfield market.  Due to proprietary infringement risk, we have discontinued manufacturing the equipment for sale to third parties.  By securing a patent protecting our proprietary technology, we could consider manufacturing equipment for sale again, which would open a new line of revenue.

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

Geographic expansion in the domestic and international markets:  We currently derive the majority of revenue from the Houston, Texas market, where many of our clients are based.  There are several other markets that could be better served, such as in Louisiana where a new plant in Abbeville, Louisiana is now operational in order to serve the deep wells in the Gulf of Mexico.  Other expansions are being considered through the opening of additional full-service, local plants.  Furthermore, we maintain relations with sales agents in the Mexico and Saudi Arabia and the Middle East markets that could be better utilized if we are able to locally serve customers.  Lastly, we have Canadian customers that utilize our services on a limited basis, due to the high cost of shipping heavy pipes.  To date, we have not had the capital or human resources to establish plants in these potential markets and we are working on training and raising the capital needed.  Mr. Steve Piper previously worked for U.S. S. Steel as a threading technician and a manager, has more than 20 years experience in this field.  Mr. Piper has been hired by our company to organize and manage Highland Energy Threading LLC.

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

We have a customer base of over 50 accounts, and are continually expanding its customer base to increase revenue growth.  Currently, we serve customers that are oil companies, steel mills, material suppliers, drilling companies, material rental companies and engineering companies.  Our customer relationships average over ten years which provides us repeat business.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2009, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2008 to June 30, 2009

At June 30, 2009, total assets amounted to $20,677,743 compared to $20,047,298 at December 31, 2008, an increase of $630,445, or 3.14%.  The increase is primarily due to an increase in cash of 532,133 and an increase in accounts receivable of $346,764, which is partially offset by a decrease in the Company’s deferred tax asset of $170,622 and a decrease in property and equipment, net, of $34,036.

Our liabilities at June 30, 2009, totaled $17,374,184 compared to $17,587,249 at December 31, 2008, a decrease of $213,065, or 1.21%.  The decrease is primarily due to a decrease in accounts payable of $502,669, and.  This decrease was partially offset by increases in income taxes payable of $211,611 and an increase in accrued rent of $75,000.

Total stockholder’s equity increased from $2,460,049 at December 31, 2008, to $3,303,559 at June 30, 2009.  This increase was due to net income generated during the six months ended June 30, 2009 of $843,510.

Accounts Receivable

Accounts receivable increased approximately $346,764, or 20.58%, from December 31, 2008 to June 30, 2009.  The increase in accounts receivable pertains to an account currently being contested due to some pipe that was returned which they claim did not meet the appropriate specifications.  Approximately 56.4% of the balance of trade receivables at June 30, 2009 were outstanding for 60 days or less.

Property and Equipment

During the six months ended June 30, 2009, we purchased approximately $380,968 of property and equipment for our facilities.  This amount was offset by approximately $415,005 of depreciation expense recognized during the six months ended June 30, 2009.  These transactions resulted in a decrease in our property and equipment, net, of approximately $34,036.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s profitability for the six months ended June 30, 2009, our deferred tax asset associated with net operating losses has been eliminated.  In addition to reducing our deferred tax asset, we have recorded income taxes payable for the estimated amount of income taxes associated with our taxable income.

Accounts Payable

Accounts payable at June 30, 2009 totaled $4,904,712 compared to $5,407,381, a decrease of $502,669.  This decrease is due primarily to payments made during the six months ended June 30, 2009 to our suppliers of pipe inventory acquired in December of the previous fiscal year.

Accrued Rent

The Company leases property for its Houston facility on a month-to-month basis at a rate of $12,500 per month.  The lessor of the property has agreed not to demand payment for the outstanding balance until we are able to enhance our capital position, either through the issuance and sale of common stock or through internally generated growth.

Discussion of Results of Operations for the Three months Ended June 30, 2009 compared to the Three months Ended June 30, 2008

Revenues

Our revenue for the three months ended June 30, 2009, was $2,237,591 compared to $3,743,380 for the three months ended June 30, 2008, a decrease of $1,505,789, or 40.23%.  The decrease is attributable primarily to the decrease in pipe sales of $2,994,657 and was partially offset by an increase in storage fees and other income.  During late 2008, we placed in service additional inspection equipment to enable us to meet the overall increased demand for pipe inspection services.  In addition to our inspection services, we provide logistics coordination and storage of tubular goods at our Houston facility for customers and suppliers.  During the three months ended June 30, 2009, we received significant quantities of tubular goods from one of our primary vendors to store at our Houston facility.  This resulted in an increase in storage fee revenue as well in the amount we charged for logistic coordination and handling of these tubular goods, which is included in other income.

The following table presents the composition of revenue for the three months ending June 30, 2009 and 2008:

Revenue:	2009	Percentage	2008	Percentage	Variance
	Dollars		Dollars		Dollars

Inspection Fees	$1,500,324	67.1%	$543,891	14.5%	$956,433
Storage Fees	$294,013	13.1%	$70,273	1.9%	$223,740
Pipe Sales	$-	0.0%	$2,994,657	80.0%	$(2,994,657)
Other Income	$443,254	19.8%	$134,559	3.6%	$308,695
Total Revenue	$2,237,591	100.0%	$3,743,380	100.0%	$(1,505,789)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended June 30, 2009, was $1,082,117, or 48.4% of revenues, compared to $2,001,879, or 53.9% of revenues, for the three months ended June 30, 2008.  The overall decrease in our cost of revenue is due to our decreased cost of pipe sold because we sold no pipe in 2009.  The decrease in cost of revenue as a percentage of revenues was due to the lower markup on pipe sales in prior periods.  This decrease in cost of pipe sold was offset by increases in labor costs, subcontract costs, depreciation, and other costs.  Labor and related costs increased by $232,381, or 126.8%.  Subcontract labor costs increased by $82,067, or 72%.  These increases are primarily attributable to the overall increase in volume of inspection services, as well as the need for additional personnel, including subcontract labor, to handle and store the amount of tubular goods received during the three months ended June 30, 2009.  The increase in depreciation and amortization expense for the three months ended June 30, 2009 compared to the six months ended June 30, 2008 is primarily due to equipment purchased and placed in service in the second half of 2008 and first quarter of 2009 as the company continues the expansion of it’s Abbeville, Louisiana and Houston, Texas facilities.

The following table presents the composition of cost of revenue for the three months ended June 30, 2009 and 2008:

Cost of Revenue:	2009		2008		Variance
	Dollars	Percentage	Dollars	Percentage	Dollars

Labor and Related Costs	$415,648	38.4%	$183,267	9.2%	$232,381
Subcontract Labor	196,124	18.1%	114,057	5.7%	82,067
Depreciation and Amortization	164,479	15.2%	91,174	4.6%	73,305
Maintenance	83,273	7.7%	40,946	2.0%	42,327
Materials and Supplies	36,459	3.4%	1,516,535	75.8%	(1,480,076)
Insurance	41,641	3.8%	25,274	1.3%	16,367
Other	144,493	13.4%	30,626	1.5%	113,867
Total Cost of Revenue	$1,082,117	100.0%	$2,001,879	100.0%	$(919,762)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended June 30, 2009, our operating expenses totaled $619,495, as compared to $392,055 in 2008, representing an increase of $227,440, or 58%.  The largest component of our operating expenses consists of salaries and wages.  Rent, professional services, utilities, office supplies and expenses, and depreciation all increased from June 30, 2008 to June 30, 2009.  Salaries and wages for general and administrative personnel was $270,318 for the three months ended June 30, 2009, compared to $163,650 for the three months ended June 30, 2008, an increase of $106,668, or 65.2%.  During the second half of 2008, we hired a new salesman to concentrate on tubular sales and began paying our founder, President, and CEO a conservative salary.

Rent expense totaled $81,794 for the three months ended June 30, 2009, as compared to $54,689 for the three months ended June 30, 2008, an increase of $27,105, or 49.6%.  Rent expense for both the three months ended June 30, 2009, and for the three months ended June 30, 2008, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The increase is attributable to cost of additional land used at our Houston, Texas facility to enable the company to store more tubular goods.

Professional services expense increased from $26,429 for the three months ended June 30, 2008, to $80,575 for the three months ended June 30, 2009, an increase of $54,146, or 204.9%.  The increase is primarily a result of expenses we incurred throughout the three months ended June 30, 2009 for consulting services pertaining to training and certification classes for our employees and consulting services for our compliance with ISO standards, as well as an increase in legal and accounting fees associated with the growth of the Company over the past several months.

Other Income and Expense

Other income and expense consists of investment income, gains or losses on sale of assets, and interest expense, respectively.  Investment income, which consists primarily of interest, amounted to $1,985 for the three months ended June 30, 2009, compared to income of $6,801 for the three months ended June 30, 2008.  The decrease is due primarily to the lower yields being earned on our invested cash balances.

Interest expense totaled $25,309 for the three months ended June 30, 2009, as compared to $23,489 for the three months ended June 30, 2008, an increase of $1,820 or 7.7%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the financing of new vehicles.

Provision for income taxes

For the three months ended June 30, 2009, we reported an income tax expense of $200,882 compared to income tax expense of $499,413 for the three months ended June 30, 2008, an decrease of $298,531 or59.8%, which is the result of the decreased revenue and pre-tax net income for that period.

Discussion of Results of Operations for the Six months Ended June 30, 2009 compared to the Six months Ended June 30, 2008

Revenues

Our revenue for the six months ended June 30, 2009, was $4,683,663 compared to $5,183,276 for the six months ended June 30, 2008, a decrease of $499,613, or 9.64%.  The decrease is attributable primarily to the decrease in pipe sales of $2,994,657 and was partially offset by an increase in storage fees and other income.  During late 2008, we placed in service additional inspection equipment to enable us to meet the overall increased demand for pipe inspection services.  In addition to our inspection services, we provide logistics coordination and storage of tubular goods at our Houston facility for customers and suppliers.  During the six months ended June 30, 2009, we received significant quantities of tubular goods from one of our primary vendors to store at our Houston facility.  This resulted in an increase in storage fee revenue as well in the amount we charged for logistic coordination and handling of these tubular goods, which is included in other income.

The following table presents the composition of revenue for the six months ending June 30, 2009 and 2008:

Revenue:	2009 Dollars	Percentage	2008 Dollars	Percentage	Variance Dollars

Inspection Fees	$3,289,805	70.2%	$1,840,837	35.5%	$1,448,968
Storage Fees	$540,801	11.6%	$130,344	2.5%	$410,457
Pipe Sales	$0	0.0%	$2,994,657	57.8%	$(2,994,657)
Other Income	$853,057	18.2%	$217,438	4.2%	$635,619
Total Revenue	$4,683,663	100.0%	$5,183,276	100.0%	$499,613

Cost of Revenue and Gross Profit

Our cost of revenue for the six months ended June 30, 2009, was $2,215,132, or 47.3% of revenues, compared to $2,557,047, or 49.3% of revenues, for the six months ended June 30, 2008.  The overall decrease in our cost of revenue is due to our decreased cost of pipe sold because we sold no pipe in 2009.  The decrease in cost of revenue as a percentage of revenues was due to the lower markup on pipe sales in prior periods.  This decrease in cost of pipe sold was offset by increases in labor costs, subcontract costs, depreciation, and other costs.  Labor and related costs increased by $412,889, or 110.2%.  Subcontract labor costs increased by $147,532, or 56.6%.  These increases are primarily attributable to the overall increase in volume of inspection services, as well as the need for additional personnel, including subcontract labor, to handle and store the amount of tubular goods received during the six months ended June 30, 2009.  The increase in depreciation and amortization expense for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is primarily due to equipment purchased and placed in service in the second half of 2008 and first quarter of 2009 as the company continues the expansion of it’s Abbeville, Louisiana and Houston, Texas facilities.

The following table presents the composition of cost of revenue for the six months ended June 30, 2009 and 2008:

Cost of Revenue:	2009 Dollars	Percentage	2008 Dollars	Percentage	Variance Dollars
Labor and Related Costs	$787,450	35.6%	$374,561	14.7%	$412,889
Materials and Supplies	91,127	4.1%	1,538,882	60.2%	(1,447,755)
Subcontract Labor	408,389	18.4%	260,857	10.2%	147,532
Maintenance	156,855	7.1%	96,200	3.7%	60,655
Insurance	73,865	3.3%	45,364	1.8%	28,501
Depreciation and Amortization	340,176	15.4%	181,368	7.1%	158,808
Other	357,270	16.1%	59,815	2.3%	297,455
Total Cost of Revenue	$2,215,132	100.0%	$2,557,047	100.0%	$(341,915)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the six months ended June 30, 2009, our operating expenses totaled $1,086,028, as compared to $672,277 in 2008, representing an increase of $413,751, or 61.5%.  The largest component of our operating expenses for 2008 consists of salaries and wages.  Rent, professional services, utilities, office supplies and expenses, depreciation, and other costs all increased from June 30, 2008 to June 30, 2009.  Salaries and wages for general and administrative personnel was $459,014 for the six months ended June 30, 2009, compared to $273,914 for the six months ended June 30, 2008, an increase of $195,100, or 71.2%.  During the second half of 2008, we hired a new salesman to concentrate on tubular sales and began paying our founder, President, and CEO a conservative salary.

Rent expense totaled $149,196 for the six months ended June 30, 2009, as compared to $113,531 for the six months ended June 30, 2008, an increase of $35,665, or 31.4%.  Rent expense for both the six months ended June 30, 2009, and for the six months ended June 30, 2008, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The [increase/decrease] is attributable to cost of additional land used at our Houston, Texas facility to enable the company to store more tubular goods.

Professional services expense increased from $70,208 for the six months ended June 30, 2008, to $150,719 for the six months ended June 30, 2009, an increase of $80,511, or 114.7%.  The increase is primarily a result of expenses we incurred throughout the six months ended June 30, 2009 for consulting services pertaining to training and certification classes for our employees and consulting services for our compliance with ISO standards, as well as an increase in legal and accounting fees associated with the growth of the Company over the past several months.

Other Income and Expense

Other income and expense consists primarily of investment income, gains or losses on sale of assets, and interest expense, respectively.  Investment income, which consists primarily of interest, amounted to a gain of $3,243 for the six months ended June 30, 2009, compared to income of $9,437 for the six months ended June 30, 2008.  The decrease is due primarily to the lower yields being earned on our invested cash balances.

Interest expense totaled $49,127 for the six months ended June 30, 2009, as compared to $47,014 for the six months ended June 30, 2008, an increase of $2,113 or 4.5%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the financing of new vehicles, less the principal payments on those debts and obligations.

Provision for income taxes

For the six months ended June 30, 2009, we reported an income tax expense of $492,534 compared to income tax expense of $731,659 for the six months ended June 30, 2008, a decrease of $239,125 or 32.7%, which is the result of the decreased revenue and pre-tax net income for that period.

Comparative financial information for the six months ended June 30:

	June 30, 2009	June 30, 2008	June 30, 2007	June 30, 2006	June 30, 2005

Revenues-Six Mo. Ended June 30	$4,683,663	$5,183,276	$1,508,481	$1,005,169	928,635
Cost of Revenues	2,215,132	2,557,047	664,071	504,000	460,427

Gross Profit	2,468,531	2,626,229	844,410	501,169	468,208

Operating Expenses
General & Administrative Expenses	996,806	637,902	306,567	323,363	380,613
Depreciation	89,222	34,375	30,975	44,490	46,158

Total Operating Expenses	1,086,028	672,277	337,542	367,853	426,771

Income from Operations	1,382,503	1,953,952	506,868	133,316	41,437

Other Income (Expense)	(46,459)	(36,789)	(46,242)	(55,843)	(60,706)

Income (Loss) Before Income Taxes	1,336,044	1,917,163	460,626	77,473	(19,269)

Provision for Income Taxes	492,534	731,659	230,965	26,341	(6,550)

Net Income (Loss)	$843,510	$1,185,504	$229,661	$51,132	$(12,719)

Capital Resources and Liquidity

As of June 30, 2009 we had $1,135,408 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Cash outflows for investing purposes have consisted primarily of the development of our Abbeville, Louisiana facility, and the acquisition of equipment and other technology to better serve our customers.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

a)  Evaluation of Disclosure Controls. George M. Sfeir, our Chief Executive Officer and Ms. (Joyce) Chongyuan Zhu our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Sfeir concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Item 1A. Risk Factors.

There are no material changes to our risk factors previously disclosed on Form 10-K, dated December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended June 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of our security holders during the period ended June 30, 2009.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

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

ENERGY & TECHNOLOGY CORP.

Date: August 14, 2009	By:	/s/ George M. Sfeir
George M. Sfeir
President & Chief Executive Officer.

	By:	/s/ Joyce Zhu
(Joyce) Chongyuan Zhu
Chief Financial Officer.