Form 10-Q
period 2009-09-30
ENERGY & TECHNOLOGY CORP.
filed 2009-11-16
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2009: 10,000,000

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

September 30, 2009

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T.	Control and Procedures	22

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURE

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” about Energy & Technology, Corp. (the “Company”) and our subsidiary, Technical Industries, Inc. (TII), and Energy Pipe, LLC (a variable interest entity), that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company, TII, and Energy Pipe, LLC (sometimes referred to herein on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company.  The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

·        general economic and industry conditions;
·        our capital requirements and dependence on the sale of our equity securities;
·        the liquidity of the Company’s common stock will be affected by the lack of a trading market;
·        industry competition;
·        shortages in availability of qualified personnel;
·        legal and financial implications of unexpected catastrophic events;
·        regulatory or legislative changes effecting the industries we serve; and
·        reliance on, and the ability to attract, key personnel.

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, GROUP
Consolidated Balance Sheets

	Sept 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$1,679,713	$603,275
Accounts Receivable
Trade, Net	1,805,688	1,684,890
Other	21,108	25,399
Inventory	7,102,294	7,102,294
Prepaid Expenses	73,759	73,968
Deferred Tax Asset	-	170,622
Total Current Assets	10,682,562	9,660,448
Property and Equipment, Net	9,487,460	9,755,533
Other Assets
Patent, net	515,745	537,335
Deferred IPO Expenses	79,555	71,346
Deposits	4,988	4,988
Other Assets	39,314	17,648
Total Other Assets	639,602	631,317
Total Assets	$20,809,624	$20,047,298

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, GROUP
Consolidated Balance Sheets - Continued

	Sept 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$93,875	$43,030
Accounts Payable	4,846,066	5,407,381
Accrued Payroll and Payroll Liabilities	20,956	110,661
Accrued Rent	1,300,000	1,187,500
Customer Deposits	551,075	551,075
Income Taxes Payable	391,727	66,147
Accrued Liability for Capital Expenditures	7,235,717	7,235,717
Total Current Liabilities	14,439,416	14,601,511
Long-Term Liabilities
Notes Payable	19,388	92,393
Deferred Taxes Payable	1,182,245	1,181,929
Due to Affiliates	1,742,586	1,711,416
Total Long-Term Liabilities	2,944,219	2,985,738

Stoch holders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized
10,000,000 and 175,100,000 Shares Issued and Outstanding at September 30, and December 31, 2008, respectively	10,000	175,100
Discount on Capital Stock	-	(125,000)
Paid-In Capital	220,475	180,375
Retained Earnings	3,195,514	2,229,574

Total Stockholders' Equity	3,425,989	2,460,049

Total Liabilities and Stockholders' Equity	$20,809,624	$20,047,298

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, GROUP
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$1,504,773	$2,678,114	$6,188,436	$7,861,390
Cost of Revenues
Labor and Related Costs	263,452	313,548	1,050,902	688,109
Subcontract Labor	132,714	128,867	541,103	389,724
Depreciation and Amortization	177,419	63,458	517,595	244,826
Maintenance	83,389	54,486	240,244	150,686
Materials and Supples	27,583	1,663,853	118,710	3,202,735
Insurance	51,686	31,820	125,551	77,184
Other	30,419	104,100	387,689	163,915
Total Costs of Revenues	766,662	2,360,132	2,981,794	4,917,179
Gross Profit	738,111	317,982	3,206,642	2,944,211
Operating Expenses
Salaries and Wages	213,991	156,660	683,005	430,574
Professional Services	44,439	32,641	195,158	102,849
Rent	78,130	54,141	227,326	167,672
Utilities	33,914	19,971	95,337	52,964
Office Supplies and Expenses	59,246	20,031	113,789	61,540
Other	53,496	35,224	165,407	140,971
Depreciation	42,384	23,107	131,606	57,482
Total Operating Expenses	525,600	341,775	1,611,628	1,014,052
IncomefromOperations	212,511	(23,793)	1,595,014	1,930,159
Other Income (Expense)
Investment Income	3,171	(2,593)	6,414	6,461
Interest Expense	(23,746)	(24,460)	(72,873)	(71,474)
Loss on Sale of Assets	625	-	50	-
Total Other Income (Expense)	(19,950)	(27,053)	(66,409)	(65,013)
Income before Income Taxes	192,561	(50,846)	1,528,605	1,865,146
Provision for Income Taxes	70,131	(6,949)	562,665	724,710
Net Income	$122,430	$(43,897)	$965,940	$1,140,436
EarningsperShare-Basic	$0.012	NM	$0.015	$0.007
EarningsperShare-Diluted	$0.012	NM	$0.015	$0.007

NM - Amoung is not meaninful since it less than $.001 per share

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, GROUP
Consolidated Statements of Cahnges in Stockholders' Equity
(unaudited)

	Common Stock		Discount on	Additional Paid-In	Retained	Stock	Total Stockholders'
	Shares	Amount	Capital Stock	Capital	Earnings	Subscriptions	Equity

Balance atJanuary 1, 2008	175,000,000	$175,000	$(125,000)	$80,475	$770,918	$72,000	$973,393
Capital Stock Issued	100,000	100	-	99,900	-	(72,000)	28,000
Net Income	-	-	-	-	1,140,436	-	1,140,436
June 30, 2008	175,100,000	$175,100	$(125,000)	$180,375	$1,911,354	$-	$2,141,829
Balance at January 1, 2009	175,100,000	$175,100	$(125,000)	$180,375	$2,229,574	$-	$2,460,049
Capital Stock Cancelled	(165,100,000)	(165,100)	125,000	40,100	-	-	-
Net Income	-	-	-	-	965,940	-	965,940
BalanceatJune30,2009	10,000,000	$10,000	$-	$220,475	$3,195,514	$-	$3,425,989

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, GROUP
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities
Net Income	$965,940	$1,140,436
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	627,612	302,308
Amortization of Patent Costs	21,589	25,399
Deferred Income Taxes	170,938	360,156
Changes in Assets and Liabilities
Trade Receivables	(120,798)	32,089
Other Receivables	4,291	(19,310)
Inventory	-	(2,145,179)
Prepaid Expenses	209	(43,077)
Accounts Payable	(561,315)	692,383
Accrued Payroll and Payroll Liabilities	(89,705)	115,125
Income Taxes Payable	325,580	364,555
Increase in Customer Deposits	-	551,075
AccruedRent	112,500	112,500

Net Cash Provided by Operating Activities	1,456,841	1,488,460

Cash Flows from Investing Activities
Purchase of Investments	-	(117,996)
Increase in Other Assets	(21,666)	(4,622)
Repayment on Accrued Liability for Capital Expenditures	-	(47,873)
Purchase of Property and Equipment	(359,538)	(690,682)

Net Cash Used in Investing Activities	(381,204)	(861,173)

Cash Flows from Financing Activities
Decrease in Cash Overdraft	-	(52,900)
Payment of IPO Costs	(8,209)	(37,428)
Issuance of Stock/Stock Subscriptions	-	28,000
Borrowings from Affiliates	31,170	298,004
Proceeds from Notes Payable	13,046	-
Principal Repayments on Notes Payable	(35,206)	(8,026)

Net cash Provided by Financing Activities	801	227,650

Net Increase in Cash and Cash Equivalents	1,076,438	854,937

Cash and Cash Equivalents, Beginning of Period	603,275	437,997

Cash and Cash Equivalents, End of Period	$1,679,713	$1,292,934

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, GROUP
Consolidated Statements of Cash Flows - Continued
(unaudited)

	Nine Months Ended September 30,
	2009	2008

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$3,555	$2,154

Cash Paid During the Period for Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.   Organization

Technical Industries & Energy, Corp. (the Company) (TIE) was formed November 29, 2006 under the laws of the State of Delaware in order to acquire and to take over the assets and business of Technical Industries, Inc. (TII).  On that date, the Company issued 125,000,000 shares of common stock to American Interest, LLC, in exchange for founder services rendered.  The fair value of these services was considered immaterial, and no amounts were recognized in the financial statements.  At the time the shares were issued to American Interest, LLC, TIE had no assets, operations, or cash flows.  As such, the stock had no value at the time TIE was established.  The par value was arbitrarily established in order to comply with the State of Delaware laws.  In order to reflect the par value of the shares issued, the Company recognized a discount on capital stock as a contra-equity account within the equity section of the consolidated balance sheets.  On January 3, 2007, the Company entered into a Stock Exchange Agreement and Share Exchange (the Agreement) whereby the sole shareholder of TII (Sfeir Family Trust) exchanged all of the outstanding shares of the TII to the Company in exchange for 50,000,000 shares of Company stock.  Accordingly, TII became a wholly-owned subsidiary of the Company.  On April 1, 2009, the Company entered into an agreement with American Interest, LLC and the Sfeir Family Trust whereby the two stockholders agreed to cancel 118,046,500 common shares for American Interest, LLC and 47,053,500 common shares for the Sfeir Family Trust for the consideration to be re-issued in the future or compensated for according to American Interest, LLC and Sfeir Family Trust wishes. As a result, the Company has at September 30, 2009, 10,000,000 shares of common stock issued and outstanding.

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

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2009 and at December 31, 2008, inventory consisted of drilling pipe available for sale.

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

Note 3.   Summary of Significant Accounting Policies (Continued)

Valuation of Long-Lived Assets
In the event facts and circumstances indicate that carrying amounts of long-lived assets may be impaired, the Company evaluates the recoverability of its long-lived assets using the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required, pursuant to the provisions of the Accounting Standards Codification 360-10-35. Any impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset.

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

Recent Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly FAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Accounting Standards Codification (ASC) is the single source of authoritative non governmental U.S. generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this ASU did not have a material impact on the results of operations or financial position of the Company as it only required changes to GAAP references in our financial statements.

ASC 320-10 (formerly Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The ASC requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the ASC expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. ASC 320-10 was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of the ASC did not have a material impact on the results of operations or financial position of the Company because the Company did not hold any other-than-temporary impaired debt securities.

ASC 820-10 (formerly FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. ASC 820-10 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The ASC also requires increased disclosures. ASC 820-10 was effective for interim and annual reporting periods ending after June 15, 2009, and was applied prospectively. The adoption of ASC 820-10 did not have a material impact on the results of operations or financial position of the Company.

ASC 825-10 (formerly FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 825-10 did not have a material impact on the results of operations or financial position of the Company.

ASC 855-10 (formerly FAS No. 165, Subsequent Events), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. An entity must apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855-10 did not significantly change the financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

FAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The impact of adoption is not expected to be material.

FAS No. 167, "Amendments to FASB Interpretation No. 46(R)," seeks to improve financial reporting by enterprises involved with variable interest entities. The statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The impact of adoption is not expected to be material.

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

Note 5.   Accrued Liability for Capital Expenditures

During 2008, the Company acquired a significant amount of equipment and other capital assets for which the Company has recognized a liability for the outstanding unpaid balance.  The Company intends to finance the acquisition of these capital assets through a long-term financing arrangement.  The Company has recognized the outstanding balance associated with the acquisition of these capital assets as a current liability.

Note 6.   Commitments

The Company leases office premises, operating facilities, and equipment under several operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.

Note 7.   Major Customers

Even though the Company has more than 60 active customers, for the nine months ended September 30, 2009, the Company had four customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these four customers were approximately 50% of total revenues, and the total balance due from these four customers at September 30, 2009 was $209,742.  For the nine months ended September 30, 2008, the Company had four customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these four customers were approximately 59% of total revenues, and the total balance due from these four customers at September 30, 2008 was $1,883,282.

Note 8.  Related Party Transactions

Included in due to affiliates at September 30, 2009 and December 31, 2008, is $1,155,336 in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 5.00%.

Note 9.   Earnings per Share

The weighted average common shares outstanding amounted to 10,000,000, and 64,428,571 for the three months and nine months ended September 30, 2009, respectively, and 175,100,000 for the three months and nine months ended September 30, 2009, respectively.

Note 10. Fair Value Disclosures

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

Notes Payable: The fair value of notes payable approximates the carrying amount reported in the balance sheet.

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2009 or December 31, 2008, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at September 30, 2009 and December 31, 2008, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,679,713	$1,679,713	$603,275	$603,275

Financial liabilities:
Notes Payable	(113,263)	(113,263)	(135,423)	(135,423)

Note 11. Subsequent Events

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2009.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2009 through November 13, 2009.

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

We have a customer base of over 60 accounts, and are continually expanding its customer base to increase revenue growth.  Currently, we serve customers that are oil companies, steel mills, material suppliers, drilling companies, material rental companies and engineering companies.  Our customer relationships average over ten years which provides us repeat business.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2009, inventory consisted of pipe available for sale.

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

Valuation of Long-Lived Assets.  In the event facts and circumstances indicate that carrying amounts of long-lived assets may be impaired, the Company evaluates the recoverability of its long-lived assets using the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required.  Any impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset.

Discussion of Changes in Financial Condition from December 31, 2008 to September 30, 2009

At September 30, 2009, total assets amounted to $20,809,624 compared to $20,047,298 at December 31, 2008, an increase of $762,326, or 3.8%.  The increase is primarily due to an increase in cash and cash equivalents of $1,076,438, which is partially offset by a decrease in our deferred tax asset of $170,622 and a decrease in property and equipment, net, of $268,073.

Our liabilities at September 30, 2009, totaled $17,383,635 compared to $17,587,249 at December 31, 2008, a decrease of $203,614, or 1.2%.  The decrease is primarily due to a decrease in accounts payable of $561,315.  This decrease was partially offset by an increase in income taxes payable of $325,580.

Total stockholder’s equity increased from $2,460,049 at December 31, 2008, to $3,425,989 at September 30, 2009.  This increase was due to net income generated during the nine months ended September 30, 2009 of $965,940.

Accounts Receivable

Accounts receivable increased approximately $120,798, or 7.2%, from December 31, 2008 to September 30, 2009.  The increase in accounts receivable is primarily due to the impact the current national and world wide economic conditions have had on many of our customers.  Customers are taking longer to pay invoices for product and services provided by us.    We will continue our efforts to manage our receivables so that payments are received timely.  Approximately 30.4% of the balance of trade receivables at September 30, 2009 were outstanding for 60 days or less.

Property and Equipment

During the nine months ended September 30, 2009, we purchased approximately $359,538 of property and equipment for our facilities.  This amount was offset by approximately $627,611 of depreciation expense recognized during the nine months ended September 30, 2009.  These transactions resulted in decrease in our property and equipment, net, of approximately $268,073.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s profitability for the nine months ended September 30, 2009, our deferred tax asset associated with net operating losses has been eliminated.  In addition to reducing our deferred tax asset, we have recorded income taxes payable for the estimated amount of income taxes associated with our taxable income.

Accounts Payable

Accounts payable at September 30, 2009 totaled $4,846,066 compared to $5,407,381, at December 31, 2008, a decrease of $561,315.  This decrease is due primarily to payments made during the nine months ended September 30, 2009 to our suppliers and the reduction in purchases of pipe inventory over the past nine months.

Accrued Rent

The Company leases property for its Houston facility on a month-to-month basis at a rate of $12,500 per month.  The lessor of the property has agreed not to demand payment for the outstanding balance until we are able to enhance our capital position, either through the issuance and sale of common stock or through internally generated growth.

Discussion of Results of Operations for the Three months Ended September 30, 2009 compared to the Three months Ended September 30, 2008

Revenues

Our revenue for the three months ended September 30, 2009, was $1,504,473 compared to $2,678,114 for the three months ended September 30, 2008, a decrease of $1,173,641, or 43.8%.  The decrease is attributable primarily to the decrease in pipe sales of $1,527,741 and was partially offset by an increase in storage fees and pipe inspection fees.  During late 2008, we placed in service additional inspection equipment to enable us to meet the overall increased demand for pipe inspection services.  In addition to our inspection services, we provide logistics coordination and storage of tubular goods at our Houston facility for customers and suppliers.

The following table presents the composition of revenue for the three months ending September 30, 2009 and 2008:

Revenue:	2009	Percentage	2008	Percentage	Variance
	Dollars		Dollars		Dollars

Inspection Fees	$1,017,768	$67.6%	$874,273	32.6%	$143,495
Storage Fees	$300,428	20.0%	$92,423	3.5%	$208,005
Pipe Sales	$-	0.0%	$1,527,741	57.0%	$(1,527,741)
Other Income	$186,277	12.4%	$183,677	6.9%	$2,600
Total Revenue	$1,504,473	100.0%	$2,678,114	100.0%	$(1,173,641)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended September 30, 2009, was $766,662, or 50.9% of revenues, compared to $2,360,132, or 88.1% of revenues, for the three months ended September 30, 2008.  The overall decrease in our cost of revenue is due to our decreased cost of pipe sold because we sold no pipe in 2009.  The decrease in cost of revenue as a percentage of revenues was due to the lower markup on pipe sales in the prior year period, as well as due to an adjustment made during the three months ended September 30, 2008 to the value of certain pipe inventory which was damaged or had other defects.  This decrease in cost of pipe sold was offset by increases in depreciation, maintenance, and insurance.  The increase in maintenance was due to roof repairs required on the Abbeville shop.  The insurance increased because of the increase in sales and payroll.  The increase in depreciation and amortization expense for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is primarily due to equipment purchased and placed in service in the second half of 2008 and first quarter of 2009 as we continue the expansion of our Abbeville, Louisiana and Houston, Texas facilities.

The following table presents the composition of cost of revenue for the three months ended September 30, 2009 and 2008:

Cost of Revenue:	2009		2008		Variance
	Dollars	Percentage	Dollars	Percentage	Dollars

Labor and Related Costs	263,452	34.4%	$313,548	13.3%	$(50,096)
Subcontract Labor	132,714	17.3%	128,867	5.5%	3,847
Depreciation and Amortization	177,419	23.1%	63,458	2.7%	113,961
Maintenance	83,389	10.9%	54,486	2.3%	28,903
Materials and Supplies	27,583	3.6%	1,663,853	70.5%	(1,636,270)
Insurance	51,686	6.7%	31,820	1.3%	19,866
Other	30,419	4.0%	104,100	4.4%	(73,681)
Total Cost of Revenue	$766,662	100.0%	$2,360,132	100.0%	$(1,593,470)

Operating Expenses

For the three months ended September 30, 2009, our operating expenses totaled $525,600, as compared to $341,775 for the three months ended September 30, 2008, representing an increase of $183,825, or 53.8%.  The largest component of our operating expenses consists of salaries and wages.  Rent, professional services, utilities, office supplies and expenses, and depreciation all increased from September 30, 2008 to September 30, 2009.  Salaries and wages for general and administrative personnel was $213,991 for the three months ended September 30, 2009, compared to $156,660 for the three months ended September 30, 2008, an increase of $57,331, or 36.6%.  During the second half of 2008, we hired a new salesman to concentrate on tubular sales and began paying our founder, President, and CEO a conservative salary.

Rent expense totaled $78,130 for the three months ended September 30, 2009, as compared to $54,141 for the three months ended September 30, 2008, an increase of $23,989, or 44.3%.  Rent expense for both the three months ended September 30, 2009 and September 30, 2008, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The increase is attributable to cost of additional land used at our Houston, Texas facility to enable the company to store more tubular goods.

Professional services expense increased from $32,641 for the three months ended September 30, 2008, to $44,439 for the three months ended September 30, 2009, an increase of $11,798, or 36.1%.  The increase is primarily a result of an increase in legal and accounting fees associated with the growth of the Company over the past several months.

Other Income and Expense

Other income and expense consists of investment income, gains or losses on sale of assets, and interest expense, respectively.

Interest expense totaled $23,746 for the three months ended September 30, 2009, as compared to $24,460 for the three months ended September 30, 2008, a decrease of $714, or 2.9%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the financing of new vehicles.

Provision for income taxes

For the three months ended September 30, 2009, we reported an income tax expense of $70,131 compared to an income tax benefit of $6,949 for the three months ended September 30, 2008.  This is due to having income before taxes of $192,561 for the three months ended September 30, 2009, compared to a loss before a provision for taxes of $50,846 for the three months ended September 30, 2008.  This loss is due primarily to the write-down in value of inventory deemed to be damaged or to have other defects.

Discussion of Results of Operations for the Nine months Ended September 30, 2009 compared to the Nine months Ended September 30, 2008

Revenues

Our revenue for the nine months ended September 30, 2009, was $6,188,136 compared to $7,861,390 for the nine months ended September 30, 2008, a decrease of $1,673,254, or 21.3%.  The decrease is attributable primarily to the reduction in pipe sales in the amount of $4,522,398 brought on by the current economy which resulted in low drilling activity and the complete lack of pipe sales in 2009, partially offset by increased inspection fees and other income in the amount of $2,849.144.  During late 2008, we placed in service additional inspection equipment to enable us to meet the overall increased demand for pipe inspection services.  In addition to our inspection services, we provide hauling and storage of tubular goods at our Houston facility for customers and suppliers.  During the nine months ended September 30, 2009, we received significant quantities of tubular goods from one of our primary vendors to store at our Houston facility.  This resulted in an increase in storage fee revenue as well in the amount we charged for the hauling and handling of these tubular goods, which is included in other income.

The following table presents the composition of revenue for the nine months September 30, 2009 and 2008:

Revenue:	2009 Dollars	Percentage	2008 Dollars	Percentage	Variance Dollars

Inspection Fees	$4,307,573	69.6%	$2,715,110	34.6%	$1,592,463
Storage Fees	$841,229	13.6%	$222,767	2.8%	$618,462
Pipe Sales	$-	0.0%	$4,522,398	57.5%	$(4,522,398)
Other Income	$1,039,334	16.8%	$401,115	5.1%	$638,219
Total Revenue	$6,188,136	100.0%	$7,861,390	100.0%	$(1,673,254)

Cost of Revenue and Gross Profit

Our cost of revenue for the nine months ended September 30, 2009, was $2,981,794, or 48.2% of revenues, compared to $4,917.179, or 62.6% of revenues, for the nine months ended September 30, 2008.  The overall decrease in our cost of revenue is primarily due to our decreased costs of supplies and pipe sold in the amount of $3,084,025 partially offset by increases in labor, depreciation, and other costs in the amount of $1,148,640, including costs for hauling and fuel for moving customers’ pipe onto our yard for storage.  The decrease in cost of revenue as a percentage of revenues was due to the higher markup on these services which are performed as a convenience to our customers and suppliers of tubular goods as opposed to the markup on pipe.  In addition to these decreases, labor and related costs increased by $514,172, or 47.7%.  The increase is primarily attributable to the overall increase in volume of inspection services, as well as the need for additional personnel, including subcontract labor, to handle and store the amount of tubular goods received during the nine months ended September 30, 2009.  The increase in depreciation and amortization expense for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily due to equipment purchased and placed in service in the second half of 2008 and first quarter of 2009.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2009 and 2008:

Cost of Revenue:	2009 Dollars	Percentage	2008 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$1,050,902	35.2%	$688,109	14.0%	$362,793
Subcontract Labor	541,103	18.1%	389,724	7.9%	151,379
Depreciation and amortization	517,595	17.4%	244,826	5.0%	272,769
Maintenance	240,244	8.1%	150,686	3.1%	89,558
Materials and Supplies	118,710	4.0%	3,202,735	65.1%	(3,084,025)
Insurance	125,551	4.2%	77,184	1.6%	48,367
Other	387,689	13.0%	163,915	3.3%	223,774
Total Cost of Revenue	$2,981,794	100.0%	$4,917,179	100.0%	$(1,935,385)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the nine months ended September 30, 2009, our operating expenses totaled $1,611,628, as compared to $1,014,052 in 2008, representing an decrease of $597,576, or 58.9%.  The largest component of our operating expenses for 2009 consists of salaries and wages, rent, professional services, and office supplies and expenses.  Salaries and wages for general and administrative personnel was $683,005 for the nine months ended September 30, 2009, compared to $430,574 for the nine months ended September 30, 2008, an increase of $252,431, or 58.6%.  During the second half of 2008, we hired a new salesman to concentrate on tubular sales and began paying our founder, President, and CEO a regular salary.

Rent expense totaled $227,326 for the nine months ended September 30, 2009, as compared to $167,672 for the nine months ended September 30, 2008, an increase of $59,654, or 35.6%.  Rent expense for both the nine months ended September 30, 2009, and for the nine months ended September 30, 2008, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The increase is attributable to cost of additional land used at our Houston, Texas facility.

Professional services expense increased from $102,849 for the nine months ended September 30, 2008, to $195,158 for the nine months ended September 30, 2009, an increase of $92,309.  The increase is primarily a result of expenses we incurred throughout the nine months ended September 30, 2009 for consulting services pertaining to training and certification classes for our employees and consulting services for our compliance with ISO standards, as well as an increase in accounting fees associated with the growth of the Company over the past several months.

Other Income and Expense

Other income and expense consists of investment income and interest expense, respectively.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a gain of $6,414 for the nine months ended September 30, 2009, compared to income of $6,461 for the nine months ended September 30, 2008.  The decrease is due primarily to the lower yields being earned on our invested cash balances.

Interest expense totaled $72,873 for the nine months ended September 30, 2009, as compared to $71,474 for the nine months ended September 30, 2008, an increase of $2.0%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the decrease relates to the principal payments on those debts and obligations.

Provision for income taxes

For the nine months ended September 30, 2009, we reported an income tax expense of $562,665 compared to income tax expense of $724,710 for the nine months ended September 30, 2008, a decrease of $162,045 or 22.4%, which is the result of the declining sales of pipe and lower profit for 2009.

Comparative financial information for the nine months ended September 30:

	SEPT. 30, 2009	SEPT. 30, 2008	SEPT.30, 2007	SEPT. 30, 2006	SEPT. 30, 2005

Revenues, for the first quarter	$6,188,436	$7,861,390	$2,559,522	$1,945,371	$1,497,878
Cost of Revenues	2,981,794	4,917,179	1,143,257	820,231	687,011

Gross Profit	3,206,642	2,944,211	1,416,265	1,125,140	810,867

Operating Expenses
General & Administrative Expenses	1,480,022	956,570	511,501	487,124	551,643
Depreciation	131,606	57,482	54,663	66,735	69,237

Total Operating Expenses	1,611,628	1,014,052	566,164	553,859	620,880

Income from Operations	1,595,014	1,930,159	850,101	571,281	189,987

Other Income (Expense)	66,409	(65,013)	(71,116)	(81,429)	(89,336)

Income Before Income Taxes	1,528,605	1,865,146	778,985	489,852	100,651

Provision for Income Taxes	562,665	724,710	390,595	255,634	36,234

Net Income	$965,940	$1,140,436	$388,390	$234,218	$64,417

Capital Resources and Liquidity

As of September 30, 2009 we had $1,679,713 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Cash outflows for investing purposes have consisted primarily of the development of our Abbeville, Louisiana facility, and the acquisition of equipment and other technology to better serve our customers.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4.  Controls and Procedures

a)  Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the period ended September 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of our security holders during the period ended September 30, 2009.

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

ENERGY & TECHNOLOGY CORP.

Date: November 16, 2009	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, Director

Date: November 16, 2009	By:	/s/ Chongyuan (Joyce) Zhu
Chongyuan (Joyce) Zhu
Chief Financial Officer