Form 10-K
period 2009-12-31
ENERGY & TECHNOLOGY CORP.
filed 2010-04-16
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-143215

ENERGY & TECHNOLOGY, CORP.
(Exact name of registrant as specified in Charter)

DELAWARE	333-143215	26-0198662
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

3639 Ambassador Caffery Blvd
Petroleum Towers, Suite 530
P.O. Box 52523
Lafayette, LA 70505
 (Address of Principal Executive Offices)

(337) 984-2000
 (Issuer Telephone number)

(337) 988 1777
(Issuer Fax number)

www.engt.com

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:  $6,863,367

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 14, 2010 was $5,865,125 based on a $1.00 closing price for the Common Stock on June 30, 2009, the last business day of the Registrant’s most recent completed second quarter. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Number of the issuer’s Common Stock outstanding as of April 14, 2010: 53,668,000

Documents incorporated by reference: None.

PART I

ITEM 1.            DESCRIPTION OF BUSINESS.

Technical Industries & Energy, Corp. (“TIE” or the “Company”) was founded in the State of Delaware on November 29, 2006.  On January 3, 2007, we entered into a Stock Purchase and Share Exchange Agreement with Technical Industries, Inc., (“TII”) a Louisiana corporation founded May 11, 1971 whereby TII became our wholly owned operating subsidiary. On September 9, 2008 we changed our name to Energy & Technology Corp. We plan to expand our operations and may acquire other companies with services and products which complements existing services related to the energy industry and offer the new three dimensional exploration technology where needed, help the energy company reach deep energy reserves that present technology cannot reach and increase opportunities for income, growth and financing. Our business offices are located at Petroleum Towers, Suite 530 P.O. Box 52523, Lafayette, LA, 70505. Our telephone number is (337) 984-2000.

We are headquartered in Lafayette, Louisiana with a branch office and production facilities in Houston, Texas. We offer several services, which can be described as engineering, manufacturing, sales, and non-destructive testing (“NDT”) services for pipes and equipment utilized in the energy industry.

NDT is more fully described as the application of industry-wide and/or proprietary test methods to examine pipe and equipment utilized in the energy industry, or any object, material or system associated therewith, without impairing their future usefulness. An essential characteristic of NDT is that the examination process does not change the composition, shape, integrity or properties of the test object, thus allowing the object to be utilized for the purpose for which it was manufactured. The end result is less time involved in testing, lower costs and less waste of materials than other forms of pipe inspection that require that the test object be destroyed.

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

Another component of our business consists of selling pipe and equipment used in exploration, drilling, and production of oil and gas.  The manufactured pipe and equipment is supplied to us by various steel mills.  Before the pipe and equipment is offered to our customers for sale, it must undergo further processing, such as blasting, threading, coating, and non-destructive testing inspection before being turned into a final product.  We only sell oilfield pipe and equipment that has passed inspection and meets or exceeds API (American Petroleum Institute) and/or customer specifications.

Lastly, we provide ultrasonic pipe inspection technology. Services include full-length electromagnetic inspection for pipe and equipment utilized in the energy industry, and full length ultrasonic inspection systems for new and used drill pipe, tubing, casing, and line pipe. We offer several different types of electromagnetic and ultrasonic inspection processes, each of which is tailored to the inspection of a particular pipe characteristic, such as size, length, wall thickness, ovality, or detection of a particular pipe defect. The type of process is determined by the customer according to their particular needs.

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

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF GEORGE M. SFEIR, WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

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

GEORGE M. SFEIR HAS MAJORITY VOTING CONTROL OF OUR COMMON STOCK.

Mr. Sfeir has the voting proxy for the majority of the voting stock of the Company.  Although Mr. Sfeir only owns 5,000 shares of the Company’s outstanding shares individually, Mr. Sfeir controls the voting rights for 47,791,875 shares, which include shares held by 2 entities (the Sfeir Family Trust, and American Interest, LLC), in addition to the shares he owns individually.

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

WHILE NO CURRENT LAWSUITS ARE FILED AGAINST THE COMPANY, THE POSSIBILITY EXISTS THAT A CLAIM OF SOME KIND MAY BE MADE IN THE FUTURE.

The company is involved in two lawsuits and the possibility exists that additional claims of some kind may be made in the future.  While we will work to insure high product quality and accuracy in all marketing and labeling, no assurance can be given that some claims for damages will not arise. While we plan to properly insure ourselves with standard product liability insurance, there can be no assurance that this insurance will be adequate to cover litigation expenses and any awards to plaintiffs.

The types of claims that could be made against the Company consists primarily of product liability claims associated with a failure of drilling pipe stem and oil country tubular products used for exploration.  The Company maintains general liability insurance with an annual aggregate of $2,000,000, as well as a $2,000,000 umbrella policy.  The Company’s deductible for claims is $5,000.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.            DESCRIPTION OF PROPERTY.

We presently maintain our principal offices at 3639 Ambassador Caffery, Petroleum Towers, Suite 530 P.O. Box 52523, Lafayette, LA, 70505.  Our telephone number is (337) 984-2000.

Our main facility in Houston, Texas, consists of approximately 8 acres and includes a building capable of performing all inspection work in an environmentally protected area, and providing storage areas for pipe and equipment. Additional storage areas of approximately 29 acres adjoining our main operating plant are available for future expansion.

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

ITEM 3.            LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol ENGT. Minimal trading has occurred through the date of this Report.

The following table sets forth the high and low trade information for our common stock. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions. All prices are adjusted for the recent 5 to 1 split.

Quarter ended	Low Price	High Price
December 31, 2008	N/A	N/A
March 31, 2009	2.00	2.00
June 30, 2009	0.60	2.00
September 30, 2009	0.98	1.10
December 31, 2009	$0.40	$1.85

Holders

As of April 14, 2010 in accordance with our transfer agent records, we had 147 record holders of our Common Stock plus other unknown shareholders included in brokerage and omnibus accounts.

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

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.            SELECTED FINANCIAL DATA.

	2009	2008	2007	2006	2005
Revenues	$6,863,367	$10,027,953	$4,041,494	$2,609,890	$2,158,989
Cost of Revenues	3,815,256	6,031,965	1,876,310	1,135,632	1,142,617

Gross Profit	3,048,111	3,995,988	2,165,184	1,474,258	1,016,372

Operating Expenses
General & Administrative Expenses	2,110,989	1,470,700	983,285	531,817	602,593
Depreciation	189,082	87,444	93,395	91,603	92,315

Total Operating Expenses	2,300,071	1,558,144	1,076,680	623,420	694,908

Income from Operations	748,040	2,437,844	1,088,504	850,838	321,464

Other Income (Expense)	(92,902)	(99,590)	(94,525)	(103,906)	(100,179)

Income Before Income Taxes	655,138	2,338,254	993,979	746,932	221,285

Provision for Income Taxes	309,077	879,598	498,395	285,061	85,759

Net Income	$346,061	$1,458,656	$495,584	$461,871	$135,526

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

We have a patented process which can help companies within the energy industry reach deep energy reserves other equipment cannot.

The following list highlights a few areas of opportunity to expand the Company's business:

Sales and marketing efforts: Although we have been impacted by the downturn in the national and global economies, we have grown over the historical period without an aggressive marketing and sales effort.  Currently, new business is generated from referrals, technical sessions given to oil & gas and energy related companies, a website and through the use of a marketing company on a limited basis.  To date, we have hired one  in-house salesperson and another sales person based in Louisiana who visits with customers. Currently, we have two employee whose duties are focused on sales, marketing, and promotional activities for the Company. Management believes revenue can be increased by expanding the Company's sales force.

Applying for additional patents to protect proprietary rights:  We have developed international patent-pending new inspection technology needed in order to reach deep energy reserves present technology cannot reach. Our expandable inspection technology helps the companies in the energy industry retrieve a large amount of energy reserves that cannot be retrieved with current technology.  We have manufactured several pieces of equipment in-house that have enabled us to successfully serve the energy industry.  Due to proprietary infringement risk, we have discontinued manufacturing the equipment for sale to third parties.  By securing a patent protecting our proprietary technology, we could consider manufacturing equipment for sale again, which would open a new line of revenue.

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

 Geographic expansion in the domestic and international markets: We currently derive the majority of revenue from the Houston, Texas market, where many of our clients are based. There are several other markets that could be better served, such as in Louisiana where a new plant in Abbeville, Louisiana has been constructed in order to serve the deep wells in the Gulf of Mexico. This plant became operational in late 2008. Other expansions are being considered through the opening of additional full-service, local plants. Furthermore, we maintain relations with sales representatives in the Mexico, Saudi Arabia, and Middle East markets that could be better utilized if we are able to locally serve customers. Lastly, we have Canadian customers that utilize our services on a limited basis, due to the high cost of shipping heavy pipes. To date, we have not had the capital or human resources to establish plants in these potential markets.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2009 and 2008, inventory consisted of drilling and casing pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2008 to December 31, 2009

At December 31, 2009, total assets amounted to $15,883,341 compared to $20,047,298 at December 31, 2008, a decrease of $4,163,957, or 20.8%.  The decrease is primarily due to a decrease in inventory of $1,538,737, a decrease in accounts receivable of $617,853, a decrease of property and equipment of $2,938,493.  These decreases were partially offset by an increase in the Company’s cash of $1,054,055.

Our liabilities at December 31, 2009, totaled $9.142.014 compared to $17,587,249 at December 31, 2008, a decrease $8,445,235, or 25.6%.  The decrease is primarily due to a decrease in accounts payable of $2,062,305, a decrease in accrued liability for capital expenditures of $7,235,717. These decreases were partially offset by an increase in accrued rent of $150,000, an increase in deferred taxes payable of $161,503 and an increase in notes payable of $551,581.

Total stockholder’s equity increased from $2,460,049 at December 31, 2008, to $6,741,327 at December 31, 2009.  This increase was due to net income generated for the year ended December 31, 2009 of $346,061, and the issuance of 3,580,000 shares of the Company’s common stock in exchange for the reduction of debt owed to a vendor in the amount of $3,935,217.

Cash and Cash Equivalents

The increase in cash and cash equivalents was primarily due to the Company’s ability to collect our trade receivable and to liquidate debt with stock issued, rather than utilizing cash payments.

Inventory

We began purchasing drilling pipe for sale to customers in late, 2007.  This was an opportunity for us to expand our services to our customers.  Inventory of drilling pipe at December 31, 2009 was $5,563,557 compared to 7,102,294 at December 31, 2008.  It is anticipated that the Company will continue its efforts to expand its sales of oilfield pipe.  This decrease is primarily attributable to approximately $1.3 million of pipe inventory returned to the vendor during 2009.

Property and Equipment

The decrease in property and equipment is primarily due to the slowdown in the national and global economies during 2008 and 2009.  The Abbeville facility, which became operational in late 2008, was developed in order to serve the deep wells in the Gulf of Mexico.  However, due to the recent slowdown in the oil and gas industry, we have not been able to maximize the capacity of this facility.  As a result, we cancelled equipment orders and returned some equipment to suppliers in 2009. The equipment pertaining to the cancelled orders and returned to suppliers was recognized as construction in progress at December 31, 2008.  The amount of the order canceled with the supplier totaled approximately $3.3 million.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s profitability for the year ended December 31, 2009, our deferred tax asset associated with federal contribution and capital loss carryforwards and general business credits has been reduced to a balance of $62,687 at December 31, 2009.  The remaining balance of $10,824 is associated with certain net operating losses recognized at the state level for which there is not sufficient net income generated to fully offset the balance.  In addition to reducing our deferred tax asset, we have recorded income taxes payable for the estimated amount of state income taxes associated with our taxable income which exceeds available net operating loss carryforwards.

Accounts Payable

Accounts payable at December 31, 2009 totaled $3,345,076 compared to $5,407,381 at December 31, 2008, a decrease of $2,062,305.  This decrease is primarily due to the return of drilling and casing pipe acquired in 2008 and returned to the vendor during 2009.  We reduced our inventory asset and vendor payable by approximately $1.3 million.

Accrued Liability for Capital Expenditures

At December 31, 2008, we recognized a liability in the amount of $7,235,717 due to a supplier of equipment needed for the development of our Abbeville facility.  As noted previously, we cancelled an order for equipment associated with the development of our Abbeville facility which amounted to approximately $3.3 million.  In addition, in December 2009, we issued 3,3580,000 shares of our common stock to this vendor to liquidate the remaining liability owed this vendor for equipment purchased and placed into service.  This transaction reduced our obligation to this vendor by approximately $3.9 million

Common Stock Outstanding

On April 1, 2009, we entered into an agreement with American Interest, LLC and the Sfeir Family Trust whereby the two stockholders agreed to cancel 118,046,500 common shares and 47,053,500 common shares, respectively, for the consideration to be re-issued in the future.  On December 30, 2009, we agreed to issue 3,850,000 shares of our common stock in exchange for the remaining balance due to a supplier of equipment to the Company, which totaled $3,935,217 at December 31, 2009.  Although the stock certificate was issued to the supplier on March 19, 2010, we considered the stock to be “paid but not issued” at December 31, 2009.

Discussion of Results of Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Revenues

Our revenue for the year ended December 31, 2009, was $6,863,367 compared to $10,027,953 for the year ended December 31, 2008, a decrease of $3,164,586, or 31.6%.  The decrease is attributable primarily to the lack of sales of drilling pipe during the year ended December 31, 2009 in comparison to sales for the year ended December 31, 2008.  During 2008, we obtained agreements with three oilfield pipe steel mills and began selling Oil Country Tubular exploration and drilling pipe. This decrease was partially offset by the increase in pipe storage fees for 2009.  Storage fee revenue increased $861,769, or 274.94%, from $1,175,203 for the year ended December 31, 2009 from $313,434 for the year ended December 31, 2008.  We store pipe inventory for our customers and expanded our yard in 2009 to accommodate other pipe manufacturers and distributors.

The following table presents the composition of revenue for the year December 31, 2009 and 2008:

Revenue:	2009 Dollars	Percentage	2008 Dollars	Percentage	Variance Dollars

Inspection Fees	$4,507,761	65.7%	$4,495,722	44.8%	$12,039
Sale of Pipe	$75,073	1.1%	$4,664,036	46.5%	$(4,588,963)
Storage Fees	$1,175,203	17.1%	$313,434	3.1%	$861,769
Other Income	$1,105,330	16.1%	$554,761	5.6%	$550,569
Total Revenue	$6,863,367	100.0%	$10,027,953	100.0%	$(3,164,586)

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2009, was $3,815,250, or 55.6% of revenues, compared to $6,031,965, or 60.2% of revenues, for the year ended December 31, 2008.  The overall decrease in our cost of revenue is primarily due to our lack of sales of oilfield drilling pipe.  The lack of sales of oilfield drilling pipe is also the primary reason for the decrease in cost of sales as a percentage of revenues.  Our margins with our pipe sales in 2008 were relatively low in comparison to the margins on our other revenue sources.

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

The following table presents the composition of cost of revenue for the year ended December 31, 2009 and 2008:

Cost of Revenue:	2009 Dollars	Percentage	2008 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$1,263,431	33.1%	$1,182,809	19.6%	$80,622
Materials and Supplies	$238,608	6.3%	$3,171,907	52.6%	$(2,933,299)
Subcontract Labor	$735,701	19.3%	$593,863	9.9%	$141,838
Depreciation and amortization	$688,943	18.1%	$406,632	6.7%	$282,311
Maintenance	$278,675	7.3%	$242,569	4.0%	$36,106
Insurance	$155,088	4.0%	$103,770	1.7%	$51,318
Other	$454,810	11.9%	$330,415	5.5%	$124,395
Total Cost of Revenue	$3,815,2506	100.0%	$6,031,965	100.0%	$2,216,709

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.  The increase in depreciation expense was the result of additional equipment for the Abbeville, Louisiana plant being placed in service during 2008.  The increase in other costs is due primarily to increases in hauling costs associated with hauling customer pipe that may be received at the Port of Houston to our Houston facility.  Much of this cost is able to be charged back to the customer.

Operating Expenses

For the year ended December 31, 2009, our operating expenses totaled $2,300,071, as compared to $1,558,144, representing an increase of $741,927, or 47.6%.  The largest component of our operating expenses for 2009 consists of salaries and wages, rent, professional services, and office supplies and expenses.  Salaries and wages for general and administrative personnel was $947,669 for the year ended December 31, 2009, compared to $680,900 for the year ended December 31, 2008, an increase of $266,769, or 39.2%.  This increase was primarily the result of additional administrative personnel hired during 2009.  The additional personnel hired were to enhance the following areas:  investor relations, business development, accounting, and information technology.

Rent expense totaled $267,313 for the year ended December 31, 2009, as compared to $244,145 for the year ended December 31, 2008, an increase of $23,168, or 9.5%.  Rent expense for both the year ended December 31, 2009, and for the year ended December 31, 2008, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The increase is attributable to normal escalation provisions within our lease agreements and the use of additional land in the Houston yard for storing pipe in accordance with agreements with the steel mills.

Professional services expense increased from $138,323 for the year ended December 31, 2008, to $299,197 for the year ended December 31, 2009, an increase of $160,874, or 116.3%.  The increase is primarily a result of expenses we incurred throughout the year ended December 31, 2009 for consulting services pertaining to training and certification classes for our employees and consulting services for our compliance with ISO standards, legal fees associated with legal proceedings related to pipe agreements and negotiations with foreign parties, as well as an increase in accounting fees associated with the growth of the Company over the past year.

Office supplies and expenses increased from $90,956 for the year ended December 31, 2008, to $120,736 for the year ended December 31, 2009, an increase of $29,780, or 32.7%.  The increase is primarily a result of the increase in administrative personnel and the overall costs associated with our efforts to grow the Company.

Other Income and Expense

Other income and expense consists of investment income, gain or loss on sale of assets, and interest expense.  For the year ended December 31, 2009, other expense, net of other income, totaled $92,902, as compared to other expense, net of other income, of $99,590 for the year ended December 31, 2008.

Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $13,020 for the year ended December 31, 2009, compared to an investment loss of $3,727 for the year ended December 31, 2008.  During the third quarter of 2008, we opened an investment account which consists primarily of a fixed-income mutual fund.  In accordance with accounting guidance for investment in marketable debt and equity securities,, we classified our investment in this fixed-income mutual fund as “Trading” since it is our intention to utilize this investment account as a source of liquidity when needed, and to invest excess cash we may have in to a relatively low-risk investment vehicle.  Accordingly, we have recorded our investments at fair market value.  For the year ended December 31, 2009, we realized a gain of approximately $6,736 on the sales of investments, as well as recognized interest and dividend income of $6,284.   At December 31, 2009, the investment account consisted solely of cash equivalents.

Interest expense totaled $99,637 for the year ended December 31, 2009, as compared to $95,863 for the year ended December 31, 2008, an increase of $3,774, or 3.9%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the principal payments on new debts and obligations from financing activities in 2009.

During 2009, we disposed equipment with an original cost of approximately $20,500, which had a remaining net book value of approximately $6,200.

 Provision for income taxes

For the year ended December 31, 2009, we reported an income tax expense of $309,077, compared to income tax expense of $879,598 for the year ended December 31, 2008, a decrease of $570,521, or 64.9%, which was attributable to the decreased revenues and income for the year.

Discussion of Results of Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Capital Resources and Liquidity

At December 31, 2009, we had $1,657,330 in cash and cash equivalents, which included three investment accounts, consisting of cash equivalents, with a fair value of $259,991.  Our cash outflows have consisted primarily of expenses associated with our expanded operations, including and the purchase of drilling pipe for sale primarily during 2008.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Cash outflows for investing purposes have consisted primarily the acquisition of equipment and other technology to better serve our customers, as well as the acquisition of pipe racks at our Houston facility to better meet the demand for pipe storage services.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Recent Accounting Pronouncements

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards CodificationTM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

On January 1, 2009, the Company adopted new guidance that related to accounting for noncontrolling interests in consolidated financial statements.  The new accounting guidance states for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations.  Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value.  The adoption of this guidance had no impact on the Company.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company's unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.

In May 2009, FASB issued new guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth:

•   the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;
•   the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•   the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities.  The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company.

FASB ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1 Interim Disclosures about Fair Value of Financial Instruments, which also amended APB Opinion No. 28 Interim Financial Reporting) was issued in April 2009. This Topic requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Topic is effective for interim reporting periods ending after June 15, 2009. Adoption of this Topic did not have a monetary effect on the financial position and results of operations of the Company, but resulted in expanded disclosures.

In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance will be effective for the Company beginning January 1, 2010. Management believes the adoption of this guidance will not have a material impact on the financial statements.

In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets.
In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance must be applied to transfers occurring on or after January 1, 2010.  Management believes the adoption of this guidance will not have a material impact on the financial statements.

In August 2009, the FASB updated its guidance for the fair value measurement of liabilities. The update provided clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of the liability using: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, (3) an income approach, such as a present value technique, (4) a market approach such as the amount the reporting entity would pay to transfer the liability or enter into the identical liability. The update also states that a reporting entity would not adjust the fair value of a liability for restrictions that prevent the transfer of the liability. The updated liability fair value measurement guidance is effective as of September 30, 2009. This update did not have a material effect on the Company’s financial statements.

In March 2008, FASB ASC Topic 815 “Derivative and Hedging” (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was issued. Topic 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect that the adoption of Topic 815 will have a material impact on its consolidated financial statements.

In May 2008, FASB ASC Topic 105 “Generally Accepted Accounting Principles” (formerly SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles) was issued.  This Topic identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States.  The statement is effective November 15, 2008, and is not expected to result in changes to current practices nor have a material effect on the Company.

In September 2008 FASB ASC Topic 815 “Derivatives and Hedging” (which includes former FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Financial Guarantees) was issued.  This Topic requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. Topic 815 is effective for interim and annual periods ending after November 15, 2008.  This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

In February 2008, FASB ASC Topic 860 “Transfers and Servicing” (which includes former FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions) was issued, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing.  The Topic presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under Topic 860.  However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under Topic 860.  The Topic is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2008.  The pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2008, FASB ASC Topic 350 “Intangibles – Goodwill and Other” (which includes former FSP 142-3) was issued which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under Topic 350.  The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions.  The Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The guidance must be applied prospectively only to intangible assets acquired after the Topic’s effective date.  This pronouncement did not have a material impact on the Company’s financial statements.

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

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To The Board of Directors
Energy & Technology, Corp.
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of Energy & Technology, Corp. (the “Company”), as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy & Technology, Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness the Company’s internal control over financial reporting as of December 31, 2009, included in the Form 10-K and, accordingly, we do not express an opinion thereon.

Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole.  The supplemental information contained in Schedules I and II is presented for the purpose of additional analysis and is not a required part of the consolidated financial statements. The supplemental information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial information taken as a whole.

A Professional Accounting Corporation
Metairie, LA
April 14, 2010

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Current Assets
Cash and Cash Equivalents	$1,657,330	$603,275
Accounts Receivable
Trade, Net	1,067,037	1,684,890
Other	23,246	25,399
Inventory	5,563,557	7,102,294
Prepaid Expenses	52,150	73,968
Deferred Tax Asset	73,511	170,622

Total Current Assets	8,436,831	9,660,448

Property and Equipment, Net	6,817,040	9,755,533

Other Assets
Patent, net	508,548	537,335
Deferred IPO Expenses	72,520	71,346
Deposits	4,988	4,988
Other Assets	43,414	17,648

Total Other Assets	629,470	631,317

Total Assets	$15,883,341	$20,047,298

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets (Continued)
December 31, 2009 and 2008

	2009	2008
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$178,553	$43,030
Accounts Payable	3,345,076	5,407,381
Accrued Payroll and Payroll Liabilities	65,917	110,661
Accrued Rent	1,337,500	1,187,500
Customer Deposits	551,075	551,075
Income Taxes Payable	46,318	66,147
Accrued Liability for Capital Expenditures	-	7,235,717

Total Current Liabilities	5,524,439	14,601,511

Long-Term Liabilities
Notes Payable	508,451	92,393
Deferred Taxes Payable	1,343,432	1,181,929
Due to Affiliates	1,765,692	1,711,416

Total Long-Term Liabilities	3,617,575	2,985,738

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
50,000,000 Shares Issued and Outstanding at December 31, 2009 and
175,100,000 Shares Issued and Outstanding at December 31, 2008	50,000	175,100
3,580,000 Shares Paid for but not Issued at December 31, 2009 and
0 at December 31, 2008	3,580	-
Discount on Capital Stock	-	(125,000)
Paid-In Capital	4,112,112	180,375
Retained Earnings	2,575,635	2,229,574

Total Stockholders' Equity	6,741,327	2,460,049

Total Liabilities and Stockholders' Equity	$15,883,341	$20,047,298

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
For the Year Ended December 31, 2009 and 2008

	2009	2008

Revenues	$6,863,367	$10,027,953
Cost of Revenues	3,815,256	6,031,965

Gross Profit	3,048,111	3,995,988

Operating Expenses
General and Administrative Expenses	2,110,989	1,470,700
Depreciation	189,082	87,444

Total Operating Expenses	2,300,071	1,558,144

Income from Operations	748,040	2,437,844

Other Income (Expense)
Loss on Disposal of Assets	(6,210)	-
Investment Income	13,020	(3,727)
Interest Expense	(99,637)	(95,863)
Other Expense	(75)	-

Total Other Income (Expense)	(92,902)	(99,590)

Income before Income Taxes	655,138	2,338,254

Provision for Income Taxes	309,077	879,598

Net Income	$346,061	$1,458,656

Earnings per Share - Basic	$0.001	$0.002

Earnings per Share - Diluted	$0.001	$0.002

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2009 and 2008

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Retained	Stock	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Subscriptions	Equity

Balance at January 1, 2008	175,000,000	$175,000	$(125,000)	$80,475	$770,918	$72,000	$973,393

Capital Stock Issued	100,000	100	-	99,900	-	(72,000)	28,000

Net Income	-	-	-	-	1,458,656	-	1,458,656

Balance at January 1, 2009	175,100,000	175,100	(125,000)	180,375	2,229,574	-	2,460,049

Capital Stock Cancelled	(165,100,000)	(165,100)	125,000	40,100	-	-	-

Five for One Stock Split	40,000,000	40,000	-	(40,000)	-	-	-

Stock to be Issued in Exchange
for Debt	3,580,000	3,580	-	3,931,637	-	-	3,935,217

Net Income	-	-	-	-	346,061	-	346,061

Balance at December 31, 2009	53,580,000	$53,580	$-	$4,112,112	$2,575,635	$-	$6,741,327

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows from Operating Activities
Net Income	$346,061	$1,458,656
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities
Bad Debt Expense	97,000	-
Depreciation	849,238	494,076
Amortization of Patent Costs	28,787	27,092
Deferred Income Taxes	258,614	813,452
Loss on Disposal of Assets	6,210	-
(Increase) Decrease in:
Trade Receivables	520,853	(256,166)
Other Receivables	2,153	(19,695)
Inventory	1,538,737	(7,102,294)
Prepaid Expenses	21,818	(35,851)
Increase (Decrease) in:
Accounts Payable	(2,062,305)	5,025,732
Accrued Payroll and Payroll Liabilities	(44,744)	86,587
Income Taxes Payable	(19,829)	66,147
Customer Deposits	-	551,075
Accrued Rent	150,000	150,000

Net Cash Provided by Operating Activities	1,692,593	1,258,811

Cash Flows from Investing Activities
Increase in Other Assets	(25,766)	(7,622)
Purchase of Property and Equipment	(1,217,455)	(1,285,838)

Net Cash Used in Investing Activities	(1,243,221)	(1,293,460)

Cash Flows from Financing Activities
Decrease in Cash Overdraft	-	(52,900)
Payment of IPO Costs	(1,174)	(60,794)
Issuance of Stock/Stock Subscriptions	-	28,000
Borrowings from Affiliates	54,276	303,698
Procceeds from Borrowings on Notes Payable	619,930	-
Principal Repayments on Notes Payable	(68,349)	(18,077)

Net Cash Provided by Financing Activities	604,683	199,927

Net Increase in Cash and Cash Equivalents	1,054,055	165,278

Cash and Cash Equivalents, Beginning of Year	603,275	437,997

Cash and Cash Equivalents, End of Year	$1,657,330	$603,275

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for Interest	$7,210	$3,436

Cash Paid During the Year for Income Taxes	$69,879	$-

Supplemental Dislcosure of Noncash Investing and
Financing Activities

Reduction of Accrued Liability for Capital Expenditures in Exchange
for 3,580,000 Shares of $.001 Par Value Common Stock	$3,935,217	$-

Cancellation of Equipment Order and Reduction of Accrued
Liability for Capital Expenditures	$3,300,500	$-

Acquisition of Property and Equipment	$-	$2,327,527
Less: Liabilities Assumed	-	(1,041,689)

Net Cash Used to Acquire Property and Equipment	$-	$1,285,838

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 1.    Organization

Technical Industries & Energy, Corp. (TIE) (the Company) was formed November 29, 2006, under the laws of the State of Delaware in order to acquire and to take over the assets and business of Technical Industries, Inc. (TII).  On that date, the Company issued 125,000,000 shares of common stock to American Interest, LLC, in exchange for founder services rendered.  The fair value of these services was considered immaterial, and no amounts were recognized in the financial statements.  At the time the shares were issued to American Interest, LLC, TIE had no assets, operations, or cash flows.  As such, the stock had no value at the time TIE was established.  The par value was arbitrarily established in order to comply with the laws of the State of Delaware.  In order to reflect the par value of the shares issued, the Company has recognized a discount on capital stock as a contra-equity account within the equity section of the consolidated balance sheets.  On January 3, 2007, the Company entered into a Stock Exchange Agreement and Share Exchange (the Agreement) whereby the sole shareholder of TII exchanged all of the outstanding shares of TII to the Company in exchange for 50,000,000 shares of Company stock.  Accordingly, TII became a wholly-owned subsidiary of the Company.  The assets acquired and liabilities assumed were recorded at the carrying value to TII since TII and the Company were under common control prior to the acquisition.

TII specializes in the non-destructive testing of vessels, oilfield equipment and drilling pipe, including ultrasonic testing, utilizing the latest technologies.  These technologies enable TII to (i) provide detailed information to customers regarding each pipe tested, and (ii) reach energy reserves present technology cannot reach without extra cost to the oil & gas companies.  Because of the intense scrutiny applied to each section of pipe, TII is able to generate data which allows the pipe to be used in the most extreme conditions, and has been proven especially useful in deep water drilling operations in the Gulf of Mexico.

On August 29, 2008, the Company effected a name change from Technical Industries & Energy Corp. to Energy & Technology, Corp. to better reflect the nature of the Company’s business.

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 2.   Summary of Significant Accounting Policies

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

Use of Estimates
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Accordingly, actual results could differ from those estimates due to information that becomes available subsequent to the issuance of the financial statements or for other reasons.

Revenue Recognition
Revenue for inspection services is recognized upon completion of the services rendered.  Revenue from the sale of pipe is recognized when:  a) pipe is delivered and the customer takes ownership and assumes the risks of loss, b) collection of the relevant receivable is probable, c) persuasive evidence of an arrangement exists, and d) the sales price is fixed or determinable.

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Provisions for uncollectible amounts are determined based on management’s estimate of collectability.

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2009 and 2008, inventory consisted of drilling and casing pipe available for sale.

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 2.    Summary of Significant Accounting Policies (Continued)

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

Valuation of Long Lived Assets
In the event facts and circumstances indicate that carrying amounts of long-lived assets may be impaired, the Company evaluates the recoverability of its long-lived assets using the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required, pursuant to the provisions of Financial Accounting Standards Board (FASB) ASC 360-10-35.  Any impairment loss is measured as the difference between carrying amount and the fair value of the impaired asset.

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.  At December 31, 2009, the balance due from one customer represented approximately 85% of the Company’s net trade receivables balance, and sales to four customers represented 48% of the Company’s revenues for the year ended December 31, 2009.

The Company periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred.  Advertising expense was $14,015 and $16,615, for the years ended December 31, 2009 and 2008, respectively.

Cash Flows
For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 2.    Summary of Significant Accounting Policies (Continued)

Income Taxes
The Company recognizes income taxes in accordance with FASB ASC 740, “Income Taxes” (formerly Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes).  ASC 740 uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between financial statement carrying amounts and the tax basis of existing assets and liabilities.  Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes.

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

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 2.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
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

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 2.     Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
On January 1, 2009, the Company adopted new guidance that related to accounting for noncontrolling interests in consolidated financial statements.  The new accounting guidance states for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations.  Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value.  The adoption of this guidance had no impact on the Company.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company's unvested restricted stock awards do not contain nonforfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.

ASC 855-10 (formerly FAS No. 165, Subsequent Events), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855-10 sets forth:

•
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2009.

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 2.    Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
FAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140, removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The impact of adoption is not expected to be material.

FAS No. 167, Amendments to FASB Interpretation No. 46(R), seeks to improve financial reporting by enterprises involved with variable interest entities. The statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The impact of adoption is not expected to be material.

Note 3.    Patent

On September 4, 2007, the Company’s chief executive officer was awarded a patent from the United States Patent and Trademark Office pertaining to his development of specialized testing procedures for drilling pipe, tubing casing, line pipe and expandable liners utilized by oil-exploration companies.

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years.  Amortization expense for 2009 and 2008 was $28,787 and $27,093, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2014 is $28,786 per year.

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 4.    Property and Equipment

Property and equipment consists of the following at December 31, 2009 and 2008 respectively:

	2009	2008

Buildings and Improvements	$2,650,049	$2,417,131
Equipment	5,944,985	5,165,103
Autos and Trucks	177,820	159,774
Office Furniture	7,528	7,528
Property Acquired through
Capital Leases	99,992	99,992
Construction in Progress	166,033	3,300,500
	9,046,407	11,150,028
Less: Accumulated Depreciation and
Amortization	(2,229,367)	(1,394,495)
Total	$6,817,040	$9,755,533

Depreciation expense amounted to $849,238 and $494,076 for the years ended December 31, 2009 and 2008, respectively.

Included in property and equipment are assets which were acquired through capital leases.  The leases ended in 2007; however, the Company exercised its bargain purchase options, as stipulated under the terms of the leases, and has retained ownership and possession of the leased assets.  The assets were recorded at the lower of the present value of the minimum lease payments or the fair value of the asset, and are being depreciated over their estimated productive lives, in accordance with FASB’s guidance on accounting for leases.  Depreciation of assets acquired through capital leases is included in depreciation expense for the years ended December 31, 2009 and 2008.

Following is a summary of property held acquired through capital leases at December 31, 2009 and 2008:

	2009	2008
Machinery and Equipment	$99,992	$99,992
Less: Accumulated Depreciation	(39,556)	(34,567)
Total	$60,436	$65,425

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 5.   Accrued Liability for Capital Expenditures

At December 31, 2007, the Company had acquired a significant amount of equipment and other capital assets for which the Company has recognized as a liability the outstanding unpaid balance.  During 2009, the Company cancelled orders with the supplier for equipment totaling $3,300,500 for which the Company had not received from the supplier.

On December 30, 2009, the Company agreed to issue 3,850,000 shares of its common stock to the supplier in exchange for the remaining balance due to the supplier, which totaled $3,935,217 at December 31, 2009.  Although the stock was not issued to the supplier until 2010, the Company considered the stock to be “paid but not issued” as of December 31, 2009, for financial statement purposes.

Note 6.   Related Party Transactions

Included in due to affiliates at December 31, 2009 and 2008, is $1,340,190 and $1,247,763, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  These amounts also include accrued interest.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 5.00%.  Interest expense associated with this obligation totaled $92,427 in both 2009 and 2008.

Note 7.   Notes Payable

Notes payable at December 31, 2009 and 2008 consist of the following:

		2008
General Motors Acceptance Corp., $17,536 note dated April 27, 2007, due May 27, 2010, payable in monthly installments of $550, interest rate 9.91%, secured by vehicle.	$2,766	$8,765

Doosan Global Finance, $109,350 non-interest bearing note dated October 13,2008, due April 15, 2012, payable in monthly installments of $2,604, secured by equipment.	72,900	104,143

General Motors Acceptance Corp., $23,363 note dated May 1, 2008, due May 15, 2008, payable in monthly installments of $472, interest rate 7.69%, secured by vehicle.	16,387	20,888

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 7.   Notes Payable (Continued)

	2009	2008
CNH Capital Corporation, $13,792 non-interest bearing note dated October 11, 2006, due September 11, 2009, payable in monthly installments of $383, secured by equipment.	-	1,627

Gulf Coast Bank and Trust, $13,045 note dated March 7, 2009, due February 7, 2012, payable in monthly installments of $394, interest rate 5.45%, secured by vehicle.	9,619	-

AICCO Insurance, $52,669 note dated Sept. 16, 2009, due July 16, 2010 payable in monthly installments of $5,468, interest rate 8.25%, secured by insurance.	37,246	-

Regions Bank, $213,226 note dated October 15, 2009, due October 15, 2014, payable in monthly installments of $4,120, interest rate 5.98%, secured by equipment.	207,096	-

U.S. Bancorp, $340,990 note dated December 29, 2009 due December 29, 2014, payable in monthly installments of $6,585, interest rate 5.93%, secured by equipment.	340,990	-
	687,004	135,423
Less: Current Portion	178,553	43,030

Long-Term Portion	$508,451	$92,393

Following are maturities of long term debt at December 31, 2009:

Fiscal Year EndinDecember 31,	Amount
2010	$178,553
2011	145,572
2012	128,583
2013	117,672
2014	116,624
Total	$687,004

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 8.   Significant Stock Transactions

On April 1, 2009, two of the Company’s significant stockholders canceled a combined total of 165,100,000 million shares for the consideration for the shares to be re-issued in the future.

On December 17, 2009, the directors of the Company declared a five-for-one stock split of the Company’s common stock.  This declaration was announced through wire services on December 18, 2009.  All stockholders of record on January 15, 2010 received four additional shares of the Company’s common stock for each share held on that date.  The additional shares of common stock were distributed to stockholders of record in the form of a stock dividend on January 22, 2010.  All share and per-share amounts in the accompanying consolidated financial statements and notes to consolidated financial statements have been adjusted to apply the effect of the stock split retrospectively.

As disclosed in Note 5, on December 30, 2009, the Company agreed to issue 3,850,000 shares of its common stock in exchange for the remaining balance due to a supplier of equipment to the Company, which totaled $3,935,217 at December 31, 2009.  Although the stock was issued to the supplier on March 19, 2010, the Company considered the stock to be “paid but not issued” at December 31, 2009.  These shares were not subject to the five-for-one stock split, as disclosed above.

Note 9.   Earnings per Common Share

Earnings per common share are computed using the weighted average number of shares outstanding.  In accordance with accounting guidance, the Company has considered the impact of the five-for-one stock split which occurred on January 22, 2010, retroactively to the periods presented.  The following provides information as to the weighted average number of shares outstanding and the earnings per share as of December 31, 2009 and 2008:

	For the Year Ended Deceber 31,
	2009	2008

Net Income	$346,061	$1,458,656

Weighted Average Number of Common Shares Outstanding
Without Effect of Five-for-One Stock Split	50,709,589	175,100,000
With Effect of Five-for-One Stock Split	253,547,945	875,500,000

Earnings per Share
Without Effect of Five-for-One Stock Split	$0.01	$0.01
With Effect of Five-for-One Stock Split	$0.001	$0.002

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 9.   Earnings per Common Share (Continued)
For earnings per share purposes, the retroactive application of the five-for-one stock split causes the weighted average shares outstanding for both 2009 and 2008 to exceed the number of common shares authorized by the Company.  At no point during 2009 or 2008 did the Company have shares outstanding in excess of its authorized limit.

Note 10. Income Taxes

The provision for income taxes for 2009 and 2008 consists of the following:

	2009	2008
Current Tax Expense	$50,463	$66,147
Deferred Tax Expense
Federal	232,182	813,451
State	26,432	-
Total Provision for Income Taxes	$309,077	$879,598

A reconciliation of income tax expense at the federal statutory rate to the Company’s actual income tax expense at December 31, 2009 and 2008, follows:

	2009	2008
Tax Provision at Expected Federal
Statutory Rate of 34%	$222,747	$795,006
State Income Tax	76,895	66,147
Non-Deductible Expenses	9,435	18,445
Income Tax Expense	$309,077	$879,598

The deferred tax asset and deferred tax liability comprised the following at December 31, 2009 and 2008:

	2009	2008

Deferred Tax Asset – Various
Carry-forward Items	$73,511	$170,622
Deferred Tax Liability - Fixed Assets	$(1,343,432)	$(1,181,929)

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 10.  Income Taxes (Continued)

Although the Company has no unused federal operating loss carry-forwards available as of December 31, 2009, it does have a state net operating loss carryforward of $180,395 that expires in 2027.  Also, the Company has federal capital loss carry-overs of $29,411 that expire in 2027, and unused contribution carry-forwards that expire in 2019.  Additionally, the Company has general business credits totaling $48,376.

No valuation allowance has been set up against the deferred tax asset as the Company believes that it will be able to fully utilize the net operating loss carryforwards, as well as its other carryforward items and tax credits, that have generated the deferred tax asset.

At December 31, 2009, and December 31, 2008, the Company did not have any tax positions which resulted in unrecognized tax benefits.  In addition, the Company had no amount of interest and penalties recognized in the statements of operations for the years ended December 31, 2009 and December 31, 2008, nor any amount of interest and penalties recognized in the Balance Sheets as of December 31, 2009 and December 31, 2008.

As of December 31, 2009, the tax years that remain open for examination by tax jurisdictions include 2008, 2007, and 2006.  During 2009, the Internal Revenue Service performed a limited examination of the Company’s 2007 federal income tax return, and had no changes to the reported tax.

Note 11. Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030.  The Company also leases land and other equipment for operating purposes on a month-to-month basis.  Rent expense for the year ended December 31, 2009 and 2008 was $293,631 and $276,612, respectively.

Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 2009 are as follows:

2010	$68,503
2011	30,856
2012	6,000
2013	6,000
2014	6,000
Thereafter	95,500
Total	$212,859

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 12. Contingent Liabilities

The Company is involved in litigation with one of its customer regarding the sale of pipe.  Although the pipe was returned to the Company, the customer seeks the return of the purchase price.  The Company has filed a counterclaim alleging that the sale, as made, cannot be rescinded, and that because of the late return of the pipe, the Company suffered damages as a result of lost sales.  The Company reversed its recognition of the sale in 2008, and recognizes as a customer deposit on its consolidated balance sheets the amount paid by the customer.

The Company is involved in litigation with a vendor of pipe inventory.  The vendor seeks recovery of the net sum of approximately $480,000.  The Company has vigorously defended the claim, pointing out that many of the alleged sales by the vendor were not supported by purchase orders, or, in many cases, the pipe did not meet the specifications set forth in the purchase orders.

Note 13. Major Customers

For the year ended December 31, 2009, the Company had four customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these four customers were approximately 48% of the Company’s total consolidated revenue, and total balance due from these four customers at December 31, 2009 was $25,755.  For the year ended December 31, 2008, the Company had three customers for which revenue generated from the customer amounted to approximately 40% of the Company’s total revenue.  At December 31, 2008, these customers had a trade receivable balance of $359,858.

Note 14. Estimated Fair Value of Financial Instruments

The following disclosure is made in accordance with the requirements of FASB ASC 825, Financial Instruments. Financial instruments are defined as cash and contractual rights and obligations that require settlement, directly or indirectly, in cash.  In cases where quoted market prices are not available, fair values have been estimated using the present value of future cash flows or other valuation techniques.  The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment.  Accordingly, estimate presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments.  ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.

ENERGY & TECHNOLOGY, CORP.

Notes to Consolidated Financial Statements

Note 14.  Estimated Fair Value of Financial Instruments (Continued)

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash and Cash Equivalents	$1,657,330	$1,657,330	$603,275	$603,275

Financial Liabilities
Notes Payable	$687,004	$687,004	$135,423	$135,423
Due to Affiliates	1,765,692	1,765,692	1,711,416	1,711,416
	$2,452,696	$2,452,696	$1,846,839	$1,846,839

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

Note 15. Subsequent Events

In accordance with FASB ASC 855, “Subsequent Events”, management has evaluated subsequent events through the date that the financial statements were available to be issued, April 14, 2010, and determined that no events occurred that required recognition or additional disclosures in these financial statements other than the matters disclosed in Notes 5 and 8.  No subsequent events occurring after this date have been evaluated for inclusion in these financial statements.

SUPPLEMENTAL INFORMATION

	2009	2008
Labor and Related Costs	$1,263,431	$1,182,809
Subcontract Labor	735,701	593,863
Depreciation	660,156	406,623
Repairs and Maintenance	278,675	242,569
Materials and Supplies	238,608	3,171,907
Other Costs	454,810	303,331
Insurance	155,088	103,770
Patent Amortization	28,787	27,093

Total Cost of Revenues	$3,815,256	$6,031,965

See independent registered public accounting firm’s report.

	2009	2008
Salaries and Wages	947,669	$680,900
Rent	267,313	244,145
Professional Services	299,197	138,323
Office	120,736	90,956
Utilities	60,526	41,909
Taxes and Licenses	28,032	60,136
Telephone	57,016	37,148
Travel	43,356	31,295
Training	32,135	25,822
Meals and Entertainment	35,535	22,315
Repairs and Maintenance	56,448	25,686
Advertising	14,015	16,615
Contributions	13,350	13,254
Shipping and Postage	6,147	14,160
Medical	11,313	13,853
Uniforms	9,388	8,980
Dues and Subscriptions	9,386	3,681
Bank Service Charges	2,427	1,522
Bad Debt Expense	97,000	-

Total General and Administrative Expenses	$2,110,989	$1,470,700

See independent registered public accounting firm’s report

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is LaPorte, Sehrt, Romig & Hand, a professional accounting corporation. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out by our chief Executive officer and principal financial officer, who concluded that because of material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act.  Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our ICFR are expected to include those policies and procedures that management believes are necessary that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and our directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements.  In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers..

As defined by Audit Standards No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statement will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2009:

(1)
Inadequate segregation of duties over disbursement function.  During the fiscal year ended December 31, 2009, one of our accounting personnel who was responsible for the input of invoices into our accounting system and preparation of checks as payments to third parties also had the authority to sign checks.  This was a result of the relatively small number of employees in our administrative offices and due to the need for our CEO, our primary check signer,  to be out of the office in order to meet with customers, potential customers, vendors, etc.

(2)
Inadequate Written Procedures over Inventory.  We do not have written policies and procedures regarding transactions involving pipe inventory.  Written policies and procedures should be established to address the requisition, receipt and acceptance, and the sale and release from our facility of pipe inventory in order minimize the risk that pipe inventory is accepted that does not meet specifications or that that pipe inventory is released without proper authorization.

(3)
Lack of an independent audit committee.  Currently, we do not have an audit committee consisting of board members independent to the Company.  It is our intention to establish an audit committee of the board that includes a financial expert on our audit committee when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

Our management determined that these deficiencies constituted material weaknesses.  Management has remediated the issue concerning segregation of duties, and has removed check signing authority from personnel directly involved with the purchasing function.  We are currently in the process of developing written procedures over the pipe inventory order, receiving and shipping functions.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses identified in this report, we believe that our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal years ended December 31, 2009 and 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s and their respective ages as of April 14, 2010 are as follows:

NAME	AGE	POSITION

George Sfeir	52	President, Chief Executive Officer and Director
Chongyuan Zhu	27	Chief Financial Officer and Secretary
Edmund J. Baudoin, Jr.	53	Treasurer

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to Form 10-K filed on March 30, 2009.

ITEM 11.          EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2009 and 2008. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2009, and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
George Sfeir, President, Chief Executive Officer	2009	$104,000	0	0	0	0	0	0	$104,000
and Director	2008	$32,949	0	0	0	0	0	0	$32,949

Chongyuan Zhu,	2009	$37,310	2800	0	0	0	0	0	$40,110
Chief Financial Officer and Secretary	2008	$36,231	0	0	0	0	0	0	$36,231

Edmund J. Baudoin, Jr.,	2009	$53,794	2864	0	0	0	0	0	$56,658
Treasurer	2008	$49,478	0	0	0	0	0	0	$49,478

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2009 by the executive officer named in the Summary Compensation Table.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 14, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock Restricted	American Interest, LLC (2) Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	34,049,375	63.5%

Common Stock Restricted	Sfeir Family Trust (2) Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	13,732,500	25.6%
Common Stock	AM Financial	3,580,000	6.7%
Common Stock	George M. Sfeir Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	5,000	Less than 1%

Common Stock	Chongyuan Zhu Petroleum Towers, Suite 530 P. O. Box 52523 Lafayette, LA 70505	2,500	Less than 1%

Common Stock	Edmund J. Baudoin, Jr. Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	13,500	Less than 1%

Common Stock	All executive officers and directors as a group	21,000	Less than 1%

(1)	Based upon 53,580,000 shares outstanding as of December 31, 2009.
(2)	George Sfeir has investment control of 47,796,875 shares, of which 47,781,875 are restricted from trading

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

On April 1, 2009, American Interests, LLC and the Sfeir Family Trust agreed to cancel 165,100,000 shares of stock, effectively diluting the total shares outstanding to 10,000,000.  Subsequently, on December 17, 2009, the directors of the Company authorized a 5 for 1 stock split effective for shareholders of record dated January 15, 2010, raising the total issued and outstanding shares to 50,000,000.

The Company’s management negotiated a settlement whereby it issued 3,580,000 shares of stock in exchange for allowing the Company to return $3,300,500 of equipment ordered and cancellation of debt in the amount of $3,935,217, which represented the balance owed on equipment for the Abbeville facility.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2009 and 2008, for the reviews of the financial statements included in our reports on Form 10-Q, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.  Audit fees pertaining to services provided to the Company for the fiscal years ended December 31, 2009 and 2008, amount to $68,500 and $32,575.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

ENERGY & TECHNOLOGY CORP.

Dated: April 15, 2010	By:	/s/ George M. Sfeir,
George M. Sfeir,
President,Chief Executive Officer,

	By:	/s/ George M. Sfeir,
George M. Sfeir,

	By:	/s/ Chongyuan Zhu,
Chongyuan Zhu,
Chief Financial Officer, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	April 15, 2010
George M. Sfeir	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Signature	Title	Date

/s/ Chongyuan Zhu	Chief Financial Officer,	April 15, 2010
Secretary