Form 10-Q
period 2010-03-31
ENERGY & TECHNOLOGY CORP.
filed 2010-05-21
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition  period from                  to                      .

ENERGY & TECHNOLOGY, CORP.
(Exact name of registrant as specified in Charter)

DELAWARE	333-143215	26-0198662
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Petroleum Towers, Suite 530
3639 Ambassador Caffery Blvd
P.O. Box 52523
Lafayette, LA 70505
 (Address of Principal Executive Offices)
 _______________

(337) 984-2000
 (Issuer Telephone number)

(334) 988-1777
Issuer Fax Number
_______________

www.engt.com

Securities registered under Section 12(b) of the Exchange Act:     None.

Securities registered under Section 12(g) of the Exchange Act      Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 14 or Section 15(d) of the Act.
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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2010: 53,668,000 shares of common stock.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

March 31, 2010

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II—OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	March 31	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$1,625,577	$1,657,330
Accounts Receivable
Trade, Net	267,173	1,067,037
Other	21,771	23,246
Inventory	3,690,567	5,563,557
Prepaid Expenses	44,267	52,150
Deferred Tax Asset	73,511	73,511

Total Current Assets	5,722,866	8,436,831

Property and Equipment, Net	6,656,962	6,817,040

Other Assets
Patent, net	501,353	508,548
Deferred IPO Expenses	72,520	72,520
Deposits	4,988	4,988
Other Assets	44,211	43,414

Total Other Assets	623,072	629,470

Total Assets	$13,002,900	$15,883,341

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets - Continued

	March 31	December 31,
	2010	2009
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$163,212	$178,553
Accounts Payable	223,628	3,345,076
Accrued Payroll and Payroll Liabilities	116,291	65,917
Accrued Rent	1,375,000	1,337,500
Customer Deposit	551,075	551,075
Income Taxes Payable	107,128	46,318

Total Current Liabilities	2,536,334	5,524,439

Long-Term Liabilities
Notes Payable	472,233	508,451
Deferred Taxes Payable	1,315,747	1,343,432
Due to Affiliates	1,790,066	1,765,692

Total Long-Term Liabilities	3,578,046	3,617,575

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
53,688,000 Shares Issued and Outstanding at March 31, 2010 and
50,000,000 Shares Issued and Outstanding at December 31, 2009
0 Shares Paid for but not Issued at March 31, 2010 and 3,580,000 Shares	53,668	50,000
Paid for but Not Issued at December 31, 2009	-	3,580
Paid-In Capital	4,207,064	4,112,112
Retained Earnings	2,627,788	2,575,635

Total Stockholders' Equity	6,888,520	6,741,327

Total Liabilities and Stockholders' Equity	$13,002,900	$15,883,341

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$888,659	$2,446,072

Cost of Revenues
Depreciation	208,060	168,500
Labor and Related Costs	171,252	371,802
Subcontract Labor	169,404	212,265
Insurance	31,486	32,224
Repairs and Maintenance	18,454	73,582
Materials and Supplies	16,240	54,668
Patent Amortization	7,196	7,197
Other	34,644	212,777

Total Costs of Revenues	656,736	1,133,015

Gross Profit	231,923	1,313,057

Operating Expenses
Salaries and Related Benefits	315,202	199,035
Professional Services	74,677	70,144
Rent	66,722	67,402
Depreciation	30,263	36,733
Travel, Lodging and Meals	31,159	8,527
Office	15,352	18,935
Utilities	12,241	25,200
Communications	10,771	12,849
Repairs and Maintenance	8,468	6,383
Other	26,176	21,325

Total Operating Expenses	591,031	466,533

(Loss) Income from Operations	(359,108)	846,524

Other Income (Expense)
Gain on Sale of Assets	428	-
Investment Income	4,640	1,258
Other Income	475,323	-
Interest Expense	(36,005)	(23,818)

Total Other Income (Expense)	444,386	(22,560)

Income before Income Taxes	85,278	823,964

Provision for Income Taxes	33,125	291,652

Net Income	$52,153	$532,312

Earnings per Share - Basic	$0.010	$0.003

Earnings per Share - Diluted	$0.010	$0.003

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Discount on	Additional		Total
	Common Stock		Capital	Paid-In	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January 1, 2009	175,100,000	$175,100	$(125,000)	$180,375	$2,229,574	$2,460,049

Net Income	-	-	-	-	532,312	532,312

Balance at March 31, 2009	175,100,000	$175,100	$(125,000)	$180,375	$2,761,886	$2,992,361

Balance at January 1, 2010	53,580,000	$53,580	$-	$4,112,112	$2,575,635	$6,741,327

Bonus shares issued	88,000	88	-	94,952	-	95,040

Net Income	-	-	-	-	52,153	52,153

Balance at March 31, 2010	53,668,000	$53,668	$-	$4,207,064	$2,627,788	$6,888,520

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities
Net Income	$52,153	$532,312
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Depreciation	228,858	205,234
Amortization of Patent Costs	7,195	7,197
Stock Issued as Bonus	95,040	-
Deferred Income Taxes	(27,685)	173,940
Changes in Assets and Liabilities
Trade Receivables	799,864	(479,338)
Other Receivables	1,475	(2,550)
Inventory	1,872,990	-
Prepaid Expenses	7,883	24,489
Accounts Payable	(3,121,448)	(426,915)
Accrued Payroll and Payroll Liabilities	50,374	(67,816)
Income Taxes Payable	60,810	117,712
Accrued Rent	37,500	37,500

Net Cash Provided by Operating Activities	65,009	121,765

Cash Flows from Investing Activities
Increase in Other Assets	(797)	(10,377)
Increase in Patent Costs	-	(126,931)
Purchase of Property and Equipment	(68,780)	-

Net Cash Used in Investing Activities	(69,577)	(137,308)

Cash Flows from Financing Activities
Borrowings from Affiliates	24,374	3,567
Borrowings (Principal Repayments) on Notes Payable	(51,559)	902

Net Cash (Used in) Provided by Financing Activities	(27,185)	4,469

Net Decrease in Cash and Cash Equivalents	(31,753)	(11,074)

Cash and Cash Equivalents, Beginning of Year	1,657,330	603,275

Cash and Cash Equivalents, End of Year	$1,625,577	$592,201

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$9,201	$711

Cash Paid During the Period for Income Taxes	$-	$-

See notes to consolidated financial statements.

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

Revenue Recognition
Revenue for inspection services is recognized upon completion of the services rendered.  Revenue for the sales of pipe is recognized when:  a) pipe is delivered and the customer takes ownership and assumes the risks of loss, b) collection of the relevant receivable is probable, c) persuasive evidence of an arrangement exists, and d) the sales price is fixed or determinable.

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2010 and at December 31, 2009, inventory consisted of drilling and casing pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the three months ended March 31, 2010, three customers made up approximately 55% of the Company’s revenues, and one customer made up approximately 78% of the Company’s receivable balance at March 31, 2010. .  For the three months ended March 31, 2009, three customers made up approximately 66% of the Company’s revenues, and approximately 68% of the Company’s receivable balance at March 31, 2009.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred.

Cash and Cash Equivalents
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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly FAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The Accounting Standards Codification (ASC) is the single source of authoritative non governmental U.S. generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this ASU did not have a material impact on the results of operations or financial position of the Company as it only required changes to GAAP references in our financial statements

ASC 320-10 (formerly Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  The ASC requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the ASC expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  ASC 320-10 was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of the ASC did not have a material impact on the results of operations or financial position of the Company because the Company did not hold any other-than-temporary impaired debt securities.

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 4.   Commitments

The Company leases office premises, operating facilities, and equipment under several operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.

Note 5.   Major Customers

For the three months ended March 31, 2010, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these three customers were approximately 55% of total revenues, and the total balance due from these three customers at March 31, 2010 was $61,730.

Note 6.   Related Party Transactions

Included in due to affiliates is $1,366,993 and $1,270,870 at March 31, 2010 and December 31, 2009, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $26,804 and $23,107 for the three month periods ended March 31, 2010 and 2008, respectively.

Note 7.   Earnings per Share

The weighted average common shares outstanding amounted to 53,600,533 and 175,100,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.

Note 8.   Fair Value Disclosures

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

Notes Payable: The fair value of notes payable approximates the carrying amount reported in the balance sheet.

Due to Affiliates:  The carrying amount approximates fair values.

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at March 31, 2010 or December 31, 2009, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at March 31, 2010 and December 31, 2009, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,625,577	$1,625,577	$1,657,330	$1,657,330

Financial liabilities:
Notes Payable	$635,445	$635,445	$687,004	$687,004
Due to Affiliates	1,790,066	1,790,066	1,765,692	1,765,692
	$2,425,511	$2,425,511	$2,452,696	$2,452,696

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 9.  Subsequent Events

In accordance with the subsequent events topic of the  FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2010.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Headquartered in Lafayette, Louisiana, with production facilities in Houston, Texas and Abbeville, Louisiana, Energy and Technology Corp. provides non-destructive testing (NDT) services, OCTG and oilfield pipe sales, service and storage, and rig and equipment sales.  Originally founded on May 11, 1971 as an inspection company, Energy and Technology Corp. currently serves customers throughout the oil patch of Louisiana and Texas as well as in Canada, Mexico, and in the Gulf of Mexico. The Company’s customer base of over 130 accounts consists of major oil companies, steel mills, material suppliers, drilling companies, tool rental companies, and natural gas storage operators. Due to the nature of its technology, the Company specializes in deep water offshore and other critical projects.

The Technical Industries, Inc. division of Energy & Technology Corp. manufactures its own proprietary NDT equipment. The Company’s patented ultrasonic systems have some of the largest OD and pipe length capabilities in the industry and the deepest penetration capability offered for wall thickness measurement. The Company holds patents on certain exclusive inspection technology that allows oil and gas companies to use their current drill strings and other equipment to reach depths that were previously unreachable. This technology can make wells safer, increase the success rate for critical wells, and greatly reduce the chances of a failure. As the industry moves to ever deeper reserves and makes advances in horizontal drilling, oil and gas wells are becoming more and more expensive and difficult to drill, making this technology more of a necessity.

In the oilfield pipe sales and storage segment, Energy and Technology Corp utilizes a state-of-the-art web based inventory management system that allows each client to view and track projects during processing, to locate inventory throughout the plant, and access reports, bill of ladings, tally sheets, logs and other required information.

Key Ongoing Operational Processes:

Update ISO Certification

Energy & Technology, Corp. recognizes that quality is every bit as important as price and prompt service.  This is even truer of the Company’s typical client, who often contracts for services that other companies are not able to provide.  In response to our clients requirements, the Company has obtained the latest ISO:9001 certification by Moody’s, recognized in the industry as representing the highest quality control available. As the Company’s business lines are very synergistic, management feels that it can leverage this dominant position to increase share in the markets in which it competes, and likely more in the critical service arena.

Foreign Trade Zone Status

Energy and Technology, Corp. is exploring the application process to become a subzone of the Harris County Foreign Trade Zone No. 84.  This would have a dramatic impact on the Company’s ability to sell to overseas markets, and make the Company a far more attractive distribution partner for foreign manufacturers. Management feels that market share could be taken through a successful designation as an FTZ subzone.

Increased Sales and Marketing Effort

Energy & Technology, Corp. has grown over the historical period without an aggressive marketing and sales effort. New business was generated from referrals, technical sessions given to oil & gas and industry related companies, the company website, and through the use of a marketing company on a limited basis. Currently, there are several employees whose duties are focused on sales, and one marketing and promotional activity director.  Management believes revenue can be greatly increased by expanding the Company's sales force.

Diversification

Energy & Technology, Corp. has diligently worked to diversify its business model by adding sales, service, and storage of OCTG and all types of oilfield pipe, as well as equipment leasing and sales. The Company’s new threading and repair facility, located on our Houston campus, will be operational by the end of the second quarter of 2010.  Additional growth will come domestically, but management feels that overseas expansion is critical to the ultimate success of the business plan.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2010, inventory consisted of drilling pipe available for sale.

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

Valuation of Long-Lived Assets.  In the event facts and circumstances indicate that carrying amounts of long-lived assets may be impaired, the Company evaluates the recoverability of its long-lived assets using the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required, pursuant to the provisions of SFAS Financial Accounting Standards Board (FASB) ASC 360-10-35.  Any impairment loss is measured as the difference between the carrying amount and the fair value of the impaired asset.

Discussion of Changes in Financial Condition from December 31, 2009 to March 31, 2010

At March 31, 2010, total assets amounted to $13,002,900 compared to $15,883,341 at December 31, 2009, a decrease of $2,880,441, or 18.1%.  The decrease is primarily due to a decrease in accounts receivable of $799,864, a decrease in inventory of $1,872,990, and a decrease of property and equipment of $160,078.

Our liabilities at March 31, 2010, totaled $6,114,380 compared to $9,142,014 at December 31, 2009, a decrease of $3,027,634, or 33.1%.  The decrease is primarily due to a decrease in accounts payable of $3,121,448, partially offset by an increase in other accrued expenses of $87,874.

Total stockholder’s equity increased from $6,741,327 at December 31, 2009, to $6,888,520 at March 31, 2010.  This increase was  due to the issuance of 88,000 shares of common stock and the net income for the quarter.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $1,625,330 at March 31, 2010, a decrease of $31,753 from the balance of $1,657,330 at December 31, 2009.  The decrease in cash and cash equivalents was primarily due to our investment in property and equipment, primarily within our Houston facility, as well as repayment of debt during the three months ended March 31, 2010.

Inventory

We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  During the three months ended March 31, 2010, we were able to return pipe inventory to one of our pipe suppliers.  The Company recognized a reduction of inventory, as well as the corresponding payable, of $1,872,990.  It is anticipated that the Company will continue its efforts to expand its sales of pipe, even though the market has contracted substantially due to the current economy.

Property and Equipment

The increase in property and equipment is due to the continued construction of a new building and equipment at our Houston, TX facility.  This facility, which should become operational in the middle of 2010, is being developed in order to add pipe threading services for our customers.  The facility was started in 2009 and costs of construction of this facility incurred during the three months ended March 31, 2010 totaled $68,781.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s profit for the three months ended March 31, 2010, our deferred tax asset has not changed.  We have decreased our deferred income taxes by $27,684 due to the change in book and tax depreciation differences.  Accrued state taxes make up the difference in our income tax expense for the quarter ended March 31, 2010.

Accounts Payable

Accounts payable at March 31, 2010 totaled $223,628 compared to $3,345,076 at December 31, 2009, a decrease of $3,121,448.  The decrease is attributable to our settlement of a lawsuit with a pipe supplier by offsetting accounts receivable invoices that the pipe supplier owed to us.  In addition, during the three months ended March 31, 2010, we recognized the return of inventory to another pipe supplier.  The Company recognized a reduction of accounts payable of $1,872,990 as a result of the return of pipe inventory to this supplier.

Discussion of Results of Operations for the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Revenues

Our revenue for the three months ended March 31, 2010, was $888,659 compared to $2,446,072 for the three months ended March 31, 2009, a decrease of $1,557,413, or 64.7%.  The decrease is attributable primarily to decreased inspection fees attributable to the current recession.

The following table presents the composition of revenue for the three months ended March 31, 2010 and 2009:

Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Inspection Fees	$515,693	58.0%	$1,789,481	73.2%	$(1,273,788)
Storage Fees	$305,110	34.3%	$246,788	10.1%	$58,322
Other Income	$67,856	7.7%	$409,803	16.7%	$(341,947)
Total Revenue	$888,659	100.0%	$2,446,072	100.0%	$(1,557,413)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended March 31, 2010, was $656,736, or 73.9% of revenues, compared to $1,133,015, or 46.3% of revenues, for the three months ended March 31, 2009.  The overall decrease in our cost of revenue is primarily due to our decreased sales.  The increase in cost of revenue as a percentage of revenues was due to the fixed costs which are included in operations.

The following table presents the composition of cost of revenue for the three months ended March 31, 2010 and 2009:

Cost of Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$171,252	26.1%	$371,802	32.8%	$(200,550)
Materials and Supplies	16,240	2.5%	54,668	4.8%	(38,428)
Subcontract Labor	169,404	25.8%	212,265	18.7%	(42,861)
Maintenance	18,454	2.8%	73,582	6.5%	(55,128)
Insurance	31,486	4.8%	32,224	2.9%	(738)
Depreciation and Amortization	215,256	32.8%	168,501	14.9%	46,755
Other	34,644	5.2%	219,973	19.4%	(185,329)
Total Cost of Revenue	$656,736	100.0%	$1,133,015	100.0%	$(476,279)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended March 31, 2010, our operating expenses totaled $591,031 as compared to $466,533 in 2009, representing an increase of $124,498, or 26.7%.  The largest components of our operating expenses for 2010 consists of salaries and wages, rent, professional services, and office supplies and expenses.  Salaries and wages for general and administrative personnel was $308,980 for the three months ended March 31, 2010, compared to $198,696 for the three months ended March 31, 2009, an increase of $110,284, or 55.5%.  During the quarter ended March 31, 2010, the Company issued 88,000 shares of common stock valued at $95,040 as bonuses.

Rent expense totaled $66,722 for the three months ended March 31, 2010, as compared to $67,402 for the three months ended March 31, 2009, a decrease of $680, or 0.1%.  Rent expense for both the three months ended March 31, 2010, and for the three months ended March 31, 2009, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes

Professional services expense increased from $70,144 for the three months ended March 31, 2009, to $74,677 for the three months ended March 31, 2010, an increase of $4,533, or 6.5%.  The increase is primarily a result of expenses we incurred throughout the three months ended March 31, 2010 for accounting fees associated with issues related to the annual audit of the Company for the prior year.

Other operating expenses increased from $49,084 at March 31, 2009 to $76,574 for the quarter ended March 31, 2010, an increase of $27,490, or 56.0% and consists primarily of sales and travel expenses associated with our attempt to expand services to the Middle East.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and other income resulting from the settlement of a lawsuit with a major pipe supplier that relates to pipe purchased in 2008. Other income totaled $444,386 for the quarter ended March 31, 2010.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a gain of $4,640 for the three months ended March 31, 2010, compared to income of $1,258 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, we realized a gain of approximately $428 on the sales of investments during that period and approximately $4,212 of interest, dividends and unrealized gains generated from our investments.

Interest expense totaled $36,005 for the three months ended March 31, 2010, as compared to $23,818 for the three months ended March 31, 2009, an increase of $12,187, or 51.2%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to new financing during the fourth quarter 2009 which was obtained to finance expansion and equipment.

The company entered into a settlement with North American Interpipe, Inc. whereby they paid $1 in exchange for forgiveness of all accounts payable balances in the amount of $1,298,074.  In addition, the company forgave accounts receivable balances totaling $919,751 offset by an allowance for doubtful accounts of $97,000.  The net effect of the settlement in addition to reducing accounts payable and accounts receivable resulted in the recognition of $475,323 in other income.

Provision for income taxes

For the three months ended March 31, 2010, we reported an income tax expense of $33,125 compared to income tax expense of $291,652 for the three months ended March 31, 2009, a decrease of $258,527 or 88.6% which is the result of the reduced income for the quarter.

Comparative financial information for the first quarters ending March 31:

	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2008	MARCH 31, 2007	MARCH 31, 2006

Revenues, for the first quarter	$888,659	$2,446,072	$1,439,896	$613,187	$508,331
Cost of Revenues	656,736	1,133,015	555,168	304,477	237,567

Gross Profit	231,923	1,313,057	884,728.00	308,710	270,764

Operating Expenses
General & Administrative Expenses	560,768	429,800	263,035	135,387	99,888
Depreciation	30,263	36,733	17,187	15,487	21,567

Total Operating Expenses	591,031	466,533	280,222	150,874	121,455

Income (Loss) from Operations	(359,108)	846,524	604,506.00	157,836	149,309

Other Income (Expense)	444,386	22,560	(20,101)	(30,522)	1,076

Income Before Income Taxes	85,278	823,964	584,405.00	127,314	150,385

Provision for Income Taxes	33,125	291,652	232,246	48,762	53552

Net Income	$52,153	$532,312	$352,159.00	$78,552	$96,833

Capital Resources and Liquidity

As of March 31, 2010 we had $1,625,577 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations, and the construction on our Houston facility.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4T.  Controls and Procedures

a)  Evaluation of Disclosure Controls. George M. Sfeir, our Chief Executive Officer , evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Sfeir concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We were recently served with a lawsuit regarding a contractual dispute with a major supplier that we believe will not have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, except as stated above, which an adverse decision could have a material adverse effect.

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

ENERGY & TECHNOLOGY CORP.

Date: May 20, 2010	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director

Date: May 20, 2010	By:	/s/ Chongyuan (Joyce) Zhu
Chongyuan (Joyce) Zhu
Chief Financial Officer