Form 10-Q
period 2010-06-30
ENERGY & TECHNOLOGY CORP.
filed 2010-08-16
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from              to                .

ENERGY & TECHNOLOGY, CORP.
(Exact name of registrant as specified in Charter)

DELAWARE	333-143215	26-0198662
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Petroleum Towers, Suite 530
3639 Ambassador Caffery Blvd Lafayette, LA 70505
P.O. Box 52523
Lafayette, LA 70505
 (Address of Principal Executive Offices)
 _______________

337- 984-2000
 (Issuer Telephone number)

334- 988-1777
Issuer Fax Number
_______________

www.engt.com
www.energyntechnology.com

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
Yes ☐  No ☒

According to the Company’s only transfer agent of record, Olde Monmouth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of August 13, 2010, is 53,689,500 shares of common stock.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

June 30, 2010

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Control and Procedures	16

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$1,394,476	$1,657,330
Accounts Receivable
Trade, Net	428,941	1,067,037
Other	20,438	23,246
Inventory	3,696,780	5,563,557
Prepaid Expenses	25,383	52,150
Deferred Tax Asset	120,525	73,511

Total Current Assets	5,686,543	8,436,831

Property and Equipment, Net	6,369,664	6,817,040

Other Assets
Patent, net	537,442	508,548
Deferred IPO Expenses	72,520	72,520
Deposits	4,988	4,988
Other Assets	700	43,414

Total Other Assets	615,650	629,470

Total Assets	$12,671,857	$15,883,341

Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$194,381	$178,553
Accounts Payable	176,869	3,345,076
Accrued Payroll and Payroll Liabilities	61,403	65,917
Accrued Rent	1,412,500	1,337,500
Customer Deposits	551,075	551,075
Income Taxes Payable	65,814	46,318

Total Current Liabilities	2,462,042	5,524,439

Long-Term Liabilities
Notes Payable	645,592	508,451
Deferred Taxes Payable	1,184,040	1,343,432
Due to Affiliates	1,794,690	1,765,692

Total Long-Term Liabilities	3,624,322	3,617,575

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
53,668,000 Shares and 53,580,000 shares Issued and Outstanding at June 30, 2010 and
December 31, 2009, respectively, with 196,332,000 Shares and 196,420,000 Shares
unissued at June 30, 2010 and December 31, 2009, respectively	53,668	53,580
Paid-In Capital	4,207,064	4,112,112
Retained Earnings	2,324,761	2,575,635

Total Stockholders' Equity	6,585,493	6,741,327

Total Liabilities and Stockholders' Equity	$12,671,857	$15,883,341

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$715,407	$2,237,591	$1,604,066	$4,683,663
Cost of Revenues
Labor and Related Costs	123,620	415,648	294,872	787,450
Subcontract Labor	161,192	196,124	330,596	408,389
Depreciation	210,305	164,479	430,887	340,176
Repairs and Maintenance	4,902	83,273	23,356	156,855
Materials and Supplies	12,183	36,459	28,423	91,127
Other Costs	26,433	137,296	61,077	350,073
Insurance	29,109	41,641	60,595	73,865
Patent Amortization	7,197	7,197	14,393	7,197

Total Cost of Revenues	574,941	1,082,117	1,244,199	2,215,132

Gross Profit	140,466	1,155,474	359,867	2,468,531

Operating Expenses
Salaries and Wages	242,043	270,318	557,245	469,014
Professional Services	121,746	80,575	196,423	150,719
Rent	65,774	81,794	132,496	149,196
Depreciation	8,793	52,489	26,534	89,222
Travel, Lodging and Meals	59,168	24,083	90,327	32,339
Office Supplies and Expenses	14,446	35,608	29,798	54,543
Utilities	9,283	5,653	21,524	30,853
Communications	12,076	17,634	22,847	30,454
Repairs and Maintenance	23,182	26,858	31,650	33,242
Other	50,550	24,483	76,726	46,446

Total Operating Expenses	607,061	619,495	1,185,570	1,086,028

Income (Loss) from Operations	(466,595)	535,979	(825,703)	1,382,503

Other Income (Expense)
Other Income	-	-	475,323	-
Gain (Loss) on Sale of Assets	23,248	(575)	23,676	(575)
Investment Income	3,572	1,985	8,212	3,243
Interest Expense	(36,965)	(25,309)	(72,970)	(49,127)

Total Other Income (Expense)	(10,145)	(23,899)	434,241	(46,459)

Income (Loss) Before Provision for Income Taxes	(476,740)	512,080	(391,462)	1,336,044

Provision for Income Taxes	(173,713)	200,882	(140,588)	492,534

Net Income (Loss)	$(303,027)	$311,198	$(250,874)	$843,510

Earnings (Loss) per Share - Basic	$(0.006)	$0.03	$(0.005)	$0.01

Earnings (Loss) per Share - Diluted	$(0.006)	$0.03	$(0.005)	$0.01

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock
			Discount on	Additional		Total
			Capital	Paid-In	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January 1, 2009	175,100,000	$175,100	$(125,000)	$180,375	$2,229,574	$2,460,049

Cancellation of Shares-Majority Shareholders	(165,100,000)	(165,100)	125,000	40,100	-	-

Net Income	-	-	-	-	843,510	843,510

Balance at June 30, 2009	10,000,000	$10,000	$-	$220,475	$3,073,084	$3,303,559

Balance at January 1, 2010	53,580,000	$53,580	$-	$4,112,112	$2,575,635	$6,741,327

Bonus shares issued	88,000	88	-	94,952	-	95,040

Net (Loss)	-	-	-	-	(250,874)	(250,874)

Balance at June 30, 2010	53,668,000	$53,668	$-	$4,207,064	$2,324,761	$6,585,493

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net (Loss) Income	$(250,874)	$843,510
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	457,421	415,005
Amortization of Patent Costs	14,393	14,393
Gain on Sale of Property and Equipment	(23,248)	-
Deferred Income Taxes	(206,406)	214,776
Issuance of Stock	95,040	-
Changes in Assets and Liabilities
Trade Receivables	638,096	(346,764)
Other Receivables	2,808	193
Inventory	1,866,777	-
Prepaid Expenses	26,767	48,979
Accounts Payable	(3,168,207)	(502,669)
Accrued Payroll and Payroll Liabilities	(4,514)	(38,569)
Income Taxes Payable	19,496	211,611
Accrued Rent	75,000	75,000

Net Cash Provided by (Used in) Operating Activities	(457,451)	935,465

Cash Flows from Investing Activities
Increase in Other Assets	42,714	(19,772)
Increase in Patent Costs	(43,287)	-
Sale of Property and Equipment	262,431	-
Purchase of Property and Equipment	(249,228)	(380,968)

Net Cash Provided by (Used in) Investing Activities	12,630	(400,740)

Cash Flows from Financing Activities
Borrowings from Affiliates	28,998	8,064
Borrowings (Principal Repayments) on Notes Payable	152,969	(10,656)

Net Cash Provided by (Used in) Financing Activities	181,967	(420,826)

Net Increase (Decrease) in Cash and Cash Equivalents	(262,854)	113,899

Cash and Cash Equivalents, Beginning of Year	1,657,330	603,275

Cash and Cash Equivalents, End of Year	$1,394,476	$717,174

Cash Paid During the Period for Interest	$72,970	$2,913

Cash Paid During the Period for Income Taxes	$46,322	$-

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.   Organization

Technical Industries & Energy, Corp. (the Company) (TIE) was formed November 29, 2006 under the laws of the State of Delaware in order to acquire and to take over the assets and business of Technical Industries, Inc. (TII) a Louisiana Corporation established on May 12, 1971.  On that date, the Company issued 125,000,000 shares of common stock to American Interest, LLC, in exchange for founder services rendered.  The fair value of these services was considered immaterial, and no amounts were recognized in the financial statements.  At the time the shares were issued to American Interest, LLC, TIE had no assets, operations, or cash flows.  As such, the stock had no value at the time TIE was established.  The par value was arbitrarily established in order to comply with the State of Delaware laws.  In order to reflect the par value of the shares issued, the Company recognized a discount on capital stock as a contra-equity account within the equity section of the consolidated balance sheets.  On January 3, 2007, the Company entered into a Stock Exchange Agreement and Share Exchange (the Agreement) whereby the sole shareholder of TII exchanged all of the outstanding shares of the TII to the Company in exchange for 50,000,000 shares of Company stock.  Accordingly, TII became a wholly-owned subsidiary of the Company.  The assets acquired and liabilities assumed were recorded at the carrying value to TII since TII and the Company were under common control prior to the acquisition.

TII specializes in the non-destructive testing of vessels, oilfield pipe, tools and equipment, including ultrasonic testing, utilizing the latest technologies.  These technologies enable TII to (i) provide detailed information to customers regarding each pipe tested, and (ii) reach energy reserves present technology cannot reach without extra cost to the oil and gas companies.  Because of the intense scrutiny applied to each section of pipe, TII is able to generate data which allows the pipe to be used in the most extreme conditions, and has been proven especially useful in deep water drilling operations in the Gulf of Mexico.

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2010 and at December 31, 2009, inventory consisted of drilling and casing pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the six months ended June 30, 2010, three customers made up approximately 47% of the Company’s revenues, and two customers made up approximately 66% of the Company’s receivable balance at June 30, 2010.  For the six months ended June 30, 2009, four customers made up approximately 55% of the Company’s revenues, and approximately 52% of the Company’s receivable balance at June 30, 2009.

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly FAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The Accounting Standards Codification (ASC) is the single source of authoritative non governmental U.S. generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this ASU did not have a material impact on the results of operations or financial position of the Company as it only required changes to GAAP references in our financial statements

ASC 320-10 (formerly Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  The ASC requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the ASC expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  ASC 320-10 was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of the ASC did not have a material impact on the results of operations or financial position of the Company because the Company did not hold any other-than-temporary impaired debt securities.

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

On January 1, 2009, the Company adopted new guidance that related to accounting for non-controlling interests in consolidated financial statements.  The new accounting guidance states for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations.  Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value.  The adoption of this guidance had no impact on the Company.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (EPS) under the two-class method.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period EPS data presented, were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance.  Since the Company's unvested restricted stock awards do not contain non-forfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.

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

Note 5.   Major Customers

For the six months ended June 30, 2010, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these three customers were approximately 47% of total revenues, and the total balance due from these three customers at June 30, 2010 was $200,668.

Note 6.   Related Party Transactions

Included in due to affiliates is $1,393,797 and $1,340,190 at June 30, 2010 and December 31, 2009, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $17,869 and $15,404 for the six month periods ended June 30, 2010 and 2009, respectively.

Note 7.   Earnings per Share

The weighted average common shares outstanding amounted to 53,668,000 and 53,634,453 for the three months ended and the six months ended June 30, 2010, and 175,100,000 for the three months ended and six months ended June 30, 2009, respectively.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2010 or December 31, 2009, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at June 30, 2010 and December 31, 2009, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,394,476	$1,394,476	$1,657,330	$1,657,330

Financial liabilities:
Notes Payable	$839,972	$839,972	$687,004	$687,004
Due to Affiliates	1,794,690	1,794,690	1,765,692	1,765,692
	$2,634,662	$2,634,662	$2,452,696	$2,452,696

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 9.                 Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2010.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Headquartered in Lafayette, Louisiana, with production facilities in Houston, Texas and Abbeville, Louisiana, Energy & Technology, Corp. provides non-destructive testing (NDT) services, OCTG and oilfield pipe sales, service and storage, and rig and equipment sales.  Originally founded on May 11, 1971 as an inspection company, Energy & Technology, Corp. currently serves customers throughout the oil patch of Louisiana and Texas as well as in Canada, Mexico, and in the Gulf of Mexico. The Company’s customer base of over 130 accounts consists of major oil companies, steel mills, material suppliers, drilling companies, tool rental companies, and natural gas storage operators. Due to the nature of its technology, the Company maintains competitive advantages in offshore deep water and other onshore critical projects.

Technical Industries, Inc., a wholly owned subsidiary of Energy & Technology, Corp., manufactures its own proprietary NDT equipment.  The Company’s patented ultrasonic systems have some of the largest OD and pipe length capabilities in the industry and the deepest penetration capability offered for wall thickness measurement.   The Company holds patents on certain exclusive inspection technology that allows oil and gas companies to use their current drill strings and other equipment to reach depths that were previously unreachable. This technology can make wells safer, increase the success rate for critical wells, and greatly reduce the chances of a failure. As the industry moves to ever deeper reserves and makes advances in horizontal drilling, oil and gas wells are becoming more and more expensive and difficult to drill, making this technology more of a necessity.

In the oilfield pipe sales and storage segment, Energy & Technology, Corp utilizes a state-of-the-art web based inventory management system that allows each client to view and track projects during processing, to locate inventory throughout the plant, and access reports, bill of ladings, tally sheets, logs and other required information.

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

Foreign Trade Zone Status

Energy & Technology, Corp. is exploring the application process to become a subzone of the Harris County Foreign Trade Zone No. 84.  This would have a dramatic impact on the Company’s ability to sell to overseas markets, and make the Company a far more attractive distribution partner for foreign manufacturers. Management feels that market share could be taken through a successful designation as an FTZ subzone.

Increased Sales and Marketing Effort

Energy & Technology, Corp. has grown over the historical period without an aggressive marketing and sales effort. New business was generated from referrals, technical sessions given to oil and gas and industry related companies, the Company website, and through the use of a marketing company on a limited basis. Currently, there are several employees whose duties are focused on sales, and one marketing and promotional activity director.  Management believes revenue can be greatly increased by expanding the Company's sales force.

Diversification

Energy & Technology, Corp. has diligently worked to diversify its business model by adding sales, service, and storage of OCTG and all types of oilfield pipe, as well as equipment leasing and sales. The Company’s new threading and repair facility, located on our Houston campus, became operational during the end of the second quarter of 2010.  Additional growth will come domestically, and through acquisition and intercompany growth, but management feels that overseas expansion is necessary.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2010, inventory consisted of drilling pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2009 to June 30, 2010

At June 30, 2010, total assets amounted to $12,671,857 compared to $15,883,341 at December 31, 2009, a decrease of $3,211,484, or 20.2%.  The decrease is primarily due to a decrease in cash of $262,854, a decrease in accounts receivable of $638,096, a decrease in inventory of $1,866,777, and a decrease of property and equipment of $447,376.

Our liabilities at June 30, 2010, totaled $6,086,363 compared to $9,142,014 at December 31, 2009, a decrease of $3,055,651, or 33.4%.  The decrease is primarily due to a decrease in accounts payable of $3,168,207, and a decrease in deferred taxes of $159,392, partially offset by an increase in notes payable of $152,968 and an increase in accrued rent of $75,000.

Total stockholder’s equity decreased from $6,741,327 at December 31, 2009, to $6,585,493 at June 30, 2010.  This decrease was due our net loss for the six months ended June 30, 2010, partially offset by the issuance of 88,000 shares of common stock.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $1,394,476 at June 30, 2010, a decrease of $262,854 from the balance of $1,657,330 at December 31, 2009.  The decrease in cash and cash equivalents was primarily due to the net operating loss and cash used in operating activities, in the amount of $457,451, partially offset by our borrowings of debt during the three months ended June 30, 2010.

Inventory

We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  During the six months ended June 30, 2010, we were able to return pipe inventory to one of our pipe suppliers.  The Company recognized a reduction of inventory, as well as the corresponding payable, of $1,866,777.  It is anticipated that the Company will continue its efforts to expand its sales of pipe, even though the market has contracted substantially due to the current economy.

Property and Equipment

The decrease in property and equipment is primarily due to the depreciation for the six months ended June 30, 2010 of $457,421.  The Company continued construction of a new building and equipment at our Houston, TX facility.  This facility, which became operational in the middle of 2010, is being developed in order to add pipe threading services for our customers.  The facility was started in 2009 and costs of construction of this facility incurred during the six months ended June 30, 2010 totaled $185,926.  Additionally, certain equipment costing $267,264 was disposed of during the six months ending June 30, 2010.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the six months ended June 30, 2010, our deferred tax asset has increased by $47,014.  We have decreased our deferred income taxes by $159,392 due to the change in book and tax depreciation differences.  Accrued state taxes make up the difference in our income tax expense for the six months ended June 30, 2010.

Accounts Payable

Accounts payable at June 30, 2010 totaled $176,869 compared to $3,345,076 at December 31, 2009, a decrease of $3,168,207.  The decrease is attributable to our settlement of a lawsuit with a pipe supplier by offsetting accounts receivable invoices that the pipe supplier owed to us.  In addition, during the six months ended June 30, 2010, we recognized the return of inventory to another pipe supplier.  The Company recognized a reduction of accounts payable of $1,866,777 as a result of the return of pipe inventory to this supplier.

Discussion of Results of Operations for the Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

Revenues

Our revenue for the three months ended June 30, 2010, was $715,407 compared to $2,237,591, for the three months ended June 30, 2009, a decrease of $1,522,184, or 68.0%.  The decrease is attributable primarily to decreased inspection fees attributable to the current recession.

The following table presents the composition of revenue for the three months ended June 30, 2010 and 2009:

Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Inspection Fees	$338,497	47.3%	$1,500,324	67.1%	$(1,161,827)
Storage Fees	$194,735	27.2%	$294,013	13.1%	$(99,278)
Other Income	$182,175	25.5%	$443,254	19.8%	$(261,079)
Total Revenue	$715,407	100.0%	$2,237,591	100.0%	$(1,522,184)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended June 30, 2010, was $574,941, or 80.4% of revenues, compared to $1,082,117, or 46.3% of revenues, for the three months ended June 30, 2009.  The overall decrease in our cost of revenue is primarily due to our decreased sales.  The increase in cost of revenue as a percentage of revenues was due to the fixed costs which are included in operations.

The following table presents the composition of cost of revenue for the three months ended June 30, 2010 and 2009:

Cost of Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars
Labor and Related Costs	$123,620	21.5%	$415,648	38.4%	$(292,028)
Materials and Supplies	12,183	2.1%	36,459	3.4%	(24,276)
Subcontract Labor	161,192	28.0%	196,124	18.1%	(34,932)
Maintenance	4,902	0.9%	83,273	7.7%	(78,371)
Insurance	29,109	5.1%	41,641	3.8%	(12,532)
Depreciation and Amortization	217,502	37.8%	171,676	15.9%	45,826
Other	26,433	4.6%	137,296	12.7%	(110,863)
Total Cost of Revenue	$574,941	100.0%	$1,082,117	100.0%	$(507,176)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended June 30, 2010, our operating expenses totaled $607,061 as compared to $619,495 in 2009, representing a decrease of $12,434, or 2.1%.  The largest components of our operating expense for 2010 consists of salaries and wages, rent, professional services, and travel expenses.  Salaries and wages for general and administrative personnel was $242,043 for the three months ended June 30, 2010, compared to $270,318 for the three months ended June 30, 2009, a decrease of $28,275, or 10.5%.

Rent expense totaled $65,774 for the three months ended June 30, 2010, as compared to $81,794 for the three months ended June 30, 2009, a decrease of $16,020, or 19.6%.  Rent expense for both the three months ended June 30, 2010, and for the three months ended June 30, 2009, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Professional services expense increased from $80,575 for the three months ended June 30, 2009, to $121,746 for the three months ended June 30, 2010, an increase of $41,171, or 51.1%.  The increase is primarily a result of expenses we incurred throughout the three months ended June 30, 2010 for accounting fees associated with issues related to the annual audit of the Company for the prior year.

Other operating expenses increased from $24,483 at June 30, 2009 to $50,550 for the three months ended June 30, 2010, an increase of $26,067, or 106.5%, and consists primarily of training expenses associated with our attempt to expand services.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets.  Other expense totaled $10,145 for the three months ended June 30, 2010.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a gain of $3,572 for the three months ended June 30, 2010, compared to income of $1,985 for the three months ended June 30, 2009.  For the three months ended June 30, 2010, we realized a gain of approximately $23,248 on the sales of assets.

Interest expense totaled $36,965 for the three months ended June 30, 2010, as compared to $25,309 for the three months ended June 30, 2009, an increase of $11,656, or 46.1%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to new financing during the fourth quarter 2009 and the second quarter of 2010 which was obtained to finance expansion and threading equipment for the Houston, Texas facility.

Provision for income taxes

For the three months ended June 30, 2010, we reported an income tax benefit of $173,713 compared to income tax expense of $200,882 for the three months ended June 30, 2009, a decrease of $374,595, or 186.4%, which is the result of the loss for the quarter.

Discussion of Results of Operations for the Six months Ended June 30, 2010 compared to the Six months Ended June 30, 2009

Revenues

Our revenue for the six months ended June 30, 2010, was $1,604,066 compared to $4,683,663 for the six months ended June 30, 2009, a decrease of $3,079,597, or 65.8%.  During late 2009, we placed in service additional inspection equipment to enable us to meet the overall increased demand we expected for pipe inspection services.  In addition to our inspection services, we provide hauling and storage of tubular goods at our Houston facility for customers and suppliers.  Due to general economic conditions and to the oil spill in the Gulf of Mexico, the demand for our services decreased substantially during 2010.

The following table presents the composition of revenue for the six months ended June 30, 2010 and 2009:

Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Inspection Fees	$854,190	53.3%	$3,289,805	70.2%	$(2,435,615)
Storage Fees	$499,845	31.2%	$540,801	11.6%	$(40,956)
Other Income	$250,031	15.5%	$853,057	18.2%	$(603,026)
Total Revenue	$1,604,066	100.0%	$4,683,663	100.0%	$(3,079,597)

Cost of Revenue and Gross Profit

Our cost of revenue for the six months ended June 30, 2010, was $1,244,199, or 77.6% of revenues, compared to $2,215,132, or 47.3% of revenues, for the six months ended June 30, 2009.  The overall decrease in our cost of revenue is due to our decreased inspection services because of the current economy.  The decrease in cost of revenue as a percentage of revenues was due to the fixed costs reported in cost of revenues.  Labor and related costs decreased by $492,578, or 62.6%.  Subcontract labor costs decreased by $77,793, or 19.1%.  These decreases are primarily attributable to the overall decrease in volume of inspection services.  The increase in depreciation and amortization expense for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is primarily due to equipment purchased and placed in service in the second half of 2009 and first half of 2010 as the Company continues the expansion of it’s Houston, Texas facilities.

The following table presents the composition of cost of revenue for the six months ended June 30, 2010 and 2009:

Cost of Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$294,872	23.7%	$787,450	35.6%	$(492,578)
Materials and Supplies	28,423	2.3%	91,127	4.1%	(62,704)
Subcontract Labor	330,596	26.6%	408,389	18.4%	(77,793)
Maintenance	23,356	1.8%	156,855	7.1%	(133,499)
Insurance	60,595	4.9%	73,865	3.3%	(13,270)
Depreciation and Amortization	445,280	35.8%	347,373	15.7%	97,907
Other	61,077	4.9%	350,073	15.8%	(288,996)
Total Cost of Revenue	$1,244,199	100.0%	$2,215,132	100.0%	$(970,933)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the six months ended June 30, 2010, our operating expenses totaled $1,185,570, as compared to $1,086,028 in 2009, representing an increase of $99,542, or 9.2%.  The largest component of our operating expenses for 2009 consists of salaries and wages.  Professional services, travel expense, and other expenses increased from June 30, 2009 to June 30, 2010.  Salaries and wages for general and administrative personnel was $557,245 for the six months ended June 30, 2010, compared to $469,014 for the six months ended June 30, 2009, an increase of $88,231, or 18.8%.  During the six months ended June 30, 2010, the Company issued 88,000 shares of common stock valued at $95,040 as bonuses which accounted for the increase.

Rent expense totaled $132,496 for the six months ended June 30, 2010, as compared to $149,196 for the six months ended June 30, 2009, a decrease of $16,700, or 11.2%.  Rent expense for both the six months ended June 30, 2010, and for the six months ended June 30, 2009, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The decrease is attributable to reduced equipment rentals related to the reduced business during the first half of 2010.

Professional services expense increased from $150,719 for the six months ended June 30, 2009, to $196,423 for the six months ended June 30, 2010, an increase of $45,704, or 30.3%.  The increase is primarily a result of expenses we incurred throughout the six months ended June 30, 2010 for consulting services pertaining to training and certification classes for our employees and consulting services for our compliance with ISO standards, as well as an increase in legal and accounting fees associated with the growth of the Company over the past several months.

Other Income and Expense

Other income and expense consists of investment income, gains or losses on sale of assets, and interest expense, respectively.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $8,212 for the six months ended June 30, 2010, compared to $3,243 for the six months ended June 30, 2009.  The increase is due primarily to the additional interest being earned on our invested cash balances.

Interest expense totaled $72,970 for the six months ended June 30, 2010, as compared to $49,127 for the six months ended June 30, 2009, an increase of $23,843, or 48.5%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the financing of new equipment, less the principal payments on those debts and obligations.

During the first quarter of 2010, the Company entered into a settlement with North American Interpipe, Inc. whereby they paid $1 in exchange for forgiveness of all accounts payable balances in the amount of $1,298,074.  In addition, the Company forgave accounts receivable balances totaling $919,751 offset by an allowance for doubtful accounts of $97,000.  The net effect of the settlement in addition to reducing accounts payable and accounts receivable resulted in the recognition of $475,323 in other income.

Provision for income taxes

For the six months ended June 30, 2010, we reported an income tax benefit of $140,588 compared to income tax expense of $492,534 for the six months ended June 30, 2009, a decrease of $633,122, or 128.5%, which is the result of the decreased revenue and pre-tax net income for that period.

Comparative financial information for the six months ended June 30:

	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007	June 30, 2006

Revenues-Six Mo. Ended June 30	$1,604,066	$4,683,663	$5,183,276	$1,508,481	$1,005,169
Cost of Revenues	1,244,199	2,215,132	2,557,047	664,071	504,000

Gross Profit	359,867	2,468,531	2,626,229	844,410	501,169

Operating Expenses
General & Administrative Expenses	1,159,036	996,806	637,902	306,567	323,363
Depreciation	26,534	89,222	34,375	30,975	44,490

Total Operating Expenses	1,185,570	1,086,028	672,277	337,542	367,853

Income (Loss) from Operations	(825,703)	1,382,503	1,953,952	506,868	133,316

Other Income (Expense)	434,241	(46,459)	(36,789)	(46,242)	(55,843)

Income (Loss) Before Income Taxes	(391,462)	1,370,766	1,917,163	460,626	77,473

Provision for Income Taxes	(140,588)	492,534	731,659	230,965	26,341

Net Income (Loss)	$(250,874)	$843,510	$1,185,504	$229,661	$51,132

Capital Resources and Liquidity

As of June 30, 2010 we had $1,394,476 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations, and the construction on our Houston facility.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4T.  Controls and Procedures

a)  Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

(b)  Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010 as we implement our Sarbanes Oxley Act testing.

(c)  Correction of prior reported material weaknesses.   In connection with the assessment described above, management had identified the following control deficiencies that represented material weaknesses as of December 31, 2009 and reported them in the 10K filed at that time. All of these deficiencies have been corrected or addressed as noted below:

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

Management has remediated the issue concerning segregation of duties, and has removed check signing authority from personnel directly involved with the purchasing function

(2)
Inadequate Written Procedures over Inventory.  We do not have written policies and procedures regarding transactions involving pipe inventory.  Written policies and procedures should be established to address the requisition, receipt and acceptance, and the sale and release from our facility of pipe inventory in order minimize the risk that pipe inventory is accepted that does not meet specifications or that that pipe inventory is released without proper authorization.

Management has remediated the issue concerning inventory procedures by fully implementing its written policy regarding the handling of pipe inventory. A copy of this policy is on file at the locations where needed in  Texas and Louisiana

(3)
Lack of an independent audit committee.  Currently, we do not have an audit committee consisting of board members independent to the Company.

The Company currently has sufficient resources to establish an audit committee and, al though it is not required an independent audit committee is presently being formed. Furthermore, management has implemented additional internal reviews that it feels are sufficient to insure accurate reporting of the financial statements until such time as the audit committee can be selected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We were recently served with a motion filed by a major Chinese supplier requesting the court for a Temporary Restraining Order against the Company regarding a contractual dispute; however, the court found that no wrong doing was committed by the Company in order to award the Temporary Restraining Order.  The court ruled in favor of the Company and denied the supplier it’s motion.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, except as stated above, which an adverse decision could have a material adverse effect.

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

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

Item 7. Up-dates and Clarifications to prior non-financial information

(a)   George Sfeir, CEO age is presently 54 years, not 52 as previously reported in item 10 of Part III to the Company’s 2009 Form 10k.

(b)           The Company currently carries $5 million in insurance with a $6 million cap, not $4 million as was previously reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY, CORP.

Date: August 16, 2010	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director
Date: August 16, 2010	By:	/s/ Chongyuan (Joyce) Zhu
Chongyuan (Joyce) Zhu
Chief Financial Officer