Form 10-Q
period 2010-09-30
ENERGY & TECHNOLOGY CORP.
filed 2010-11-12
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from    to   .

ENERGY & TECHNOLOGY, CORP.
(Exact name of registrant as specified in Charter)

DELAWARE	333-143215	26-0198662
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Petroleum Towers, Suite 530
3639 Ambassador Caffery Blvd Lafayette, LA 70503
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
Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

According to the Company’s only transfer agent of record, Olde Monmouth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of November 15, 2010, is 168,839,500 shares of common stock.  This includes 50,000.00 shares issued of common stock issued to an institutional holder and 115,100,000 shares of common stock reissued as previously agreed to a major institutional holder.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

September 30, 2010

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

SIGNATURE

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Energy & Technology, Corp. (the “Company”) and our subsidiary, Technical Industries, Inc. (TII), Energy Pipe, LLC (a variable interest entity), and Energy Technology Manufacturing and Threading LLC (a variable interest entity), that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company, TII, and Energy Pipe, LLC (sometimes referred to herein on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$940,160	$1,657,330
Accounts Receivable
Trade, Net	324,982	1,067,037
Other	18,013	23,246
Inventory	3,532,285	5,563,557
Prepaid Expenses	65,022	52,150
Deferred Tax Asset	282,774	73,511

Total Current Assets	5,163,236	8,436,831

Property and Equipment, Net	6,217,542	6,817,040

Other Assets
Patent, net	486,959	508,548
Deferred IPO Expenses	72,520	72,520
Deposits	4,988	4,988
Other Assets	43,936	43,414

Total Other Assets	608,403	629,470

Total Assets	$11,989,181	$15,883,341

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	September 30	December 31,
	2010	2009
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$232,610	$178,553
Accounts Payable	133,662	3,345,076
Accrued Payroll and Payroll Liabilities	105,067	65,917
Accrued Rent	1,450,000	1,337,500
Customer Deposits	551,075	551,075
Income Taxes Payable	69,180	46,318

Total Current Liabilities	2,541,594	5,524,439

Long-Term Liabilities
Notes Payable	596,490	508,451
Deferred Taxes Payable	1,053,033	1,343,432
Due to Affiliates	1,804,741	1,765,692

Total Long-Term Liabilities	3,454,264	3,617,575

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
168,789,500 Shares and 53,580,000 shares Issued and Outstanding at Sept. 30, 2010
2010 and December 31, 2009, respectively, with 81,210,500 Shares and 196,420,000
Shares unissued at September 30, 2010 and December 31, 2009, respectively	168,790	53,580
Discount on Common Stock	(115,100)	-
Paid-In Capital	4,236,067	4,112,112
Retained Earnings	1,703,566	2,575,635

Total Stockholders' Equity	5,993,323	6,741,327

Total Liabilities and Stockholders' Equity	$11,989,181	$15,883,341

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$480,891	$1,504,773	$2,084,957	$6,188,436
Cost of Revenues
Labor and Related Costs	162,643	263,452	457,515	1,050,902
Subcontract Labor	154,335	132,714	484,931	541,103
Depreciation	241,364	170,222	672,251	510,398
Repairs and Maintenance	10,178	83,389	33,534	240,244
Materials and Supplies	208,940	27,583	237,363	118,710
Other Costs	18,933	30,419	80,010	387,689
Insurance	34,144	51,686	94,739	125,551
Patent Amortization	7,196	7,197	21,589	7,197

Total Cost of Revenues	837,733	766,662	2,081,932	2,981,794

Gross Profit	(356,842)	738,111	3,025	3,206,642

Operating Expenses
Salaries and Wages	204,701	213,991	761,946	683,005
Professional Services	108,146	44,439	304,569	195,158
Rent	65,619	78,130	198,115	227,326
Travel, Lodging and Meals	25,178	19,502	115,505	51,335
Depreciation	35,715	42,384	62,249	131,606
Office Supplies and Expenses	21,744	59,246	51,542	113,789
Utilities	17,687	33,914	39,211	95,337
Communications	13,502	11,802	36,349	42,237
Repairs and Maintenance	4,431	4,657	17,151	37,899
Other	23,852	17,535	119,508	33,936

Total Operating Expenses	520,575	525,600	1,706,145	1,611,628

Income (Loss) from Operations	(877,417)	212,511	(1,703,120)	1,595,014

Other Income (Expense)
Other Income	-	-	475,323	-
Gain (Loss) on Sale of Assets	2,161	625	25,837	50
Investment Income	2,129	3,171	10,341	6,414
Interest Expense	(37,958)	(23,746)	(110,928)	(72,873)

Total Other Income (Expense)	(33,668)	(19,950)	400,573	(66,409)

Income (Loss) Before Provision for Income Taxes	(911,085)	192,561	(1,302,547)	1,528,605

Provision for Income Taxes	(289,890)	70,131	(430,478)	562,665

Net Income (Loss)	$(621,195)	$122,430	$(872,069)	$965,940

Earnings (Loss) per Share - Basic	NM	$0.012	$(0.01)	$0.015

Earnings (Loss) per Share - Diluted	NM	$0.012	$(0.01)	$0.015

NM - Amount Not Meaningful

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock
			Discount on	Additional		Total
			Capital	Paid-In	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January 1, 2009	175,100,000	$175,100	$(125,000)	$180,375	$2,229,574	$2,460,049

Cancellation of Shares-Majority Shareholders	(165,100,000)	(165,100)	125,000	40,100	-	-

Net Income	-	-	-	-	965,940	965,940

Balance at September 30, 2009	10,000,000	$10,000	$-	$220,475	$3,195,514	$3,425,989

Balance at January 1, 2010	53,580,000	$53,580	$-	$4,112,112	$2,575,635	$6,741,327

Bonus shares issued	109,500	110	-	123,955	-	124,065

Shares Reissued to Majority Shareholders	115,100,000	115,100	(115,100)	-	-	-

Net (Loss)	-	-	-	-	(872,069)	(872,069)

Balance at September 30, 2010	168,789,500	$168,790	$(115,100)	$4,236,067	$1,703,566	$5,993,323

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net (Loss) Income	$(872,069)	$965,940
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	734,500	627,612
Amortization of Patent Costs	21,589	21,589
Gain on Sale of Property and Equipment	(2,161)	-
Deferred Income Taxes	(499,662)	170,938
Issuance of Stock as Bonus	124,065	-
Changes in Assets and Liabilities
Trade Receivables	742,055	(120,798)
Other Receivables	5,233	4,291
Inventory	2,031,272	-
Prepaid Expenses	(12,872)	209
Accounts Payable	(3,211,414)	(561,315)
Accrued Payroll and Payroll Liabilities	39,150	(89,705)
Income Taxes Payable	22,862	325,580
Accrued Rent	112,500	112,500

Net Cash Provided by (Used in) Operating Activities	(764,952)	1,456,841

Cash Flows from Investing Activities
Increase in Other Assets	(522)	(21,666)
Sale of Property and Equipment	262,431	-
Purchase of Property and Equipment	(395,272)	(359,538)

Net Cash Provided by (Used in) Investing Activities	(133,363)	(381,204)

Cash Flows from Financing Activities
Payment of IPO Costs	-	(8,209)
Borrowings from Affiliates	39,049	31,170
Borrowings (Principal Repayments) on Notes Payable	142,096	(22,160)

Net Cash Provided by (Used in) Financing Activities	181,145	801

Net Increase (Decrease) in Cash and Cash Equivalents	(717,170)	1,076,438

Cash and Cash Equivalents, Beginning of Year	1,657,330	603,275

Cash and Cash Equivalents, End of Year	$940,160	$1,679,713

Cash Paid During the Period for Interest	$30,517	$72,873

Cash Paid During the Period for Income Taxes	$46,322	$-

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

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Technical Industries, Inc., the accounts of Energy Pipe, LLC (a variable interest entity), and Energy Technology Manufacturing and Threading LLC (a variable interest entity).  All significant intercompany balances and transactions have been eliminated.

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

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Provisions for uncollectible amounts are determined based on management’s estimate of collectibility.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2010 and at December 31, 2009, inventory consisted of tubing, casing, and drill pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the nine months ended September 30, 2010, three customers made up approximately 36% of the Company’s revenues, and three customers made up approximately 78% of the Company’s receivable balance at September 30, 2010.  For the nine months ended September 30, 2009, four customers made up approximately 55% of the Company’s revenues, and approximately 52% of the Company’s receivable balance at September 30, 2009.

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

Note 5.   Major Customers

For the nine months ended September 30, 2010, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these three customers were approximately 36% of total revenues, and the total balance due from these three customers at September 30, 2010 was $133,357.

Note 6.   Related Party Transactions

Included in due to affiliates is $1,420,601 and $1,340,190 at September 30, 2010 and December 31, 2009, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999. The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%. Interest expense associated with this obligation totaled $80,411 and $69,320 for the nine month periods ended September 30, 2010 and 2009, respectively.

Note 7.   Earnings per Share

The weighted average common shares outstanding amounted to 66,193,359 and 57,866,758 for the three months ended and the nine months ended September 30, 2010, and 175,100,000 for the three months ended and nine months ended September 30, 2009, respectively.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2010 or December 31, 2009, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at September 30, 2010 and December 31, 2009, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$940,160	$940,160	$1,657,330	$1,657,330

Financial liabilities:
Notes Payable	$829,100	$829,100	$687,004	$687,004
Due to Affiliates	1,804,741	1,804,741	1,765,692	1,765,692
	$2,633,841	$2,633,841	$2,452,696	$2,452,696

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 9.   Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2010.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Energy Technology Manufacturing & Threading LLC, new facility has been completed and is fully operational. This facility is capable of threading, bucking, and repair of drill pipe, casing, and tubing up to 11 7/8” diameter. The plant is equipped with a Computer Controlled lathe accurate to within the most critical of tolerances, and has the capability to manufacture, thread, repair, and manufacture pup joints and marker joints to any length the customer requires, as well as to machine any threads for which specs can be furnished. Technicians have between 10 and 34 years of experience in the manufacturing and threading industry. This new facility brings ENGT one step closer to its goal of supplying all tubular services under one roof.

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

Foreign Trade Zone Status

Energy & Technology, Corp. has selected the well know auditing and financial consulting firm KPMG to assist the Company in meeting the requirements to establish a Foreign Trade Zone at its Houston, Texas facility.  KPMG has started the initial feasibility analysis with the formal application to follow. The establishment of a Foreign Trade Zone is expected to produce a substantial increase in the Company’s ability to sell to overseas markets, and make the Company a far more attractive distribution partner for foreign manufacturers. Management feels that market share could be taken through a successful designation as an FTZ subzone.

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

Diversification

Energy & Technology, Corp. has diligently worked to diversify its business model by adding sales, service, and storage of OCTG and all types of oilfield pipe and equipment leasing and sales. The Company’s new manufacturing, threading and repair facility, located on our Houston campus, became operational during the end of the second quarter of 2010.  Additional growth will come domestically, and through acquisition and intercompany growth, but management feels that overseas expansion is necessary.

Critical Accounting Policies

Management has identified the following accounting policies to be the critical accounting policies of the Company:

Revenue Recognition.  Revenue for inspection services is recognized upon completion of the services rendered.  Revenue for the sales of pipe is recognized when pipe is delivered and the customer takes ownership and assumes the risks of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2010, inventory consisted of tubing, casing, and drill pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2009 to September 30, 2010

At September 30, 2010, total assets amounted to $11,989,184 compared to $15,883,341 at December 31, 2009, a decrease of $3,894,157, or 24.5%.  The decrease is primarily due to a decrease in cash of $717,170, a decrease in accounts receivable of $747,286, a decrease in inventory of $2,031,272, and a decrease of property and equipment of $599,498, partially offset by an increase in deferred tax assets of $209,263.

Our liabilities at September 30, 2010, totaled $5,995,858 compared to $9,142,014 at December 31, 2009, a decrease of $3,146,156, or 34.4%.  The decrease is primarily due to a decrease in accounts payable of $3,211,414, and a decrease in deferred taxes of $290,399, partially offset by an increase in notes payable of $142,096 and an increase in accrued rent of $112,500.  On September 21, 2010, the company re-issued 115,100,000 shares of common stock to the majority shareholders.  These shares were issued when the Company was first organized and were subsequently cancelled in 2009.

Total stockholder’s equity decreased from $6,741,327 at December 31, 2009, to $5,993,326 at September 30, 2010.  This decrease was due our net loss for the nine months ended September 30, 2010, partially offset by the issuance of 109,500 shares of common stock.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $940,160 at September 30, 2010, a decrease of $717,170 from the balance of $1,657,330 at December 31, 2009.  The decrease in cash and cash equivalents was primarily due to the net operating loss and cash used in operating activities, in the amount of $764,952, partially offset by our borrowings of debt during the three months ended September 30, 2010.

Inventory

We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  During the nine months ended September 30, 2010, we were able to return pipe inventory to one of our pipe suppliers.  The Company recognized a reduction of inventory, as well as the corresponding payable, of $1,866,777.  It is anticipated that the Company will continue its efforts to expand its sales of pipe, even though the market has contracted substantially due to the current economy.

Property and Equipment

The decrease in property and equipment is primarily due to the depreciation for the nine months ended September 30, 2010 of $734,500.  The Company completed construction of a new building and equipment at our Houston, TX facility.  This facility, which became operational in the July of 2010, is being developed in order to add pipe threading services for our customers.  The facility was started in 2009 and costs of construction of this facility incurred during the nine months ended September 30, 2010 totaled $207,836.  Additionally, certain equipment costing $267,264 was disposed of during that period.
Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the nine months ended September 30, 2010, our deferred tax asset has increased by $209,263.  We have decreased our deferred income taxes by $290,399 due to the change in book and tax depreciation differences.  Accrued state taxes make up the difference in our income tax expense for the nine months ended September 30, 2010.

Accounts Payable

Accounts payable at September 30, 2010 totaled $133,662 compared to $3,345,076 at December 31, 2009, a decrease of $3,211,414.  The decrease is attributable to our settlement of a lawsuit with a pipe supplier by offsetting accounts receivable invoices that the pipe supplier owed to us.  In addition, during the nine months ended September 30, 2010, we recognized the return of inventory to another pipe supplier.  The Company recognized a reduction of accounts payable of $1,866,777 as a result of the return of pipe inventory to this supplier.

Discussion of Results of Operations for the Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

Revenues

Our revenue for the three months ended September 30, 2010, was $480,891 compared to $1,504,773, for the three months ended September 30, 2009, a decrease of $1,023,882, or 68.1%.  The decrease is attributable primarily to decreased inspection fees attributable to the current recession and the moratorium on drilling due the Gulf of Mexico oil spill.

The following table presents the composition of revenue for the three months ended September 30, 2010 and 2009:

Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Inspection Fees	$219,706	45.7%	$1,017,768	67.6%	$(798,062)
Storage Fees	$127,143	26.4%	$300,728	20.0%	$(173,285)
Pipe Sales	$99,640	20.7%	$-	-	$99,640
Other Income	$34,402	7.2%	$186,277	12.4%	$(151,875)
Total Revenue	$480,891	100.0%	$1,504,773	100.0%	$(1,023,582)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended September 30, 2010, was $837,733, or 174.2% of revenues, compared to $766,662, or 50.9% of revenues, for the three months ended September 30, 2009.  The overall increase in our cost of revenue is primarily due to the cost of pipe sold in the amount of $$165,266 included in materials and supplies expense, and depreciation expenses which increased due to the addition of the pipe manufacturing and threading assets put in service during the nine months ended September 30, 2010.  The increase in cost of revenue as a percentage of revenues was due to the fixed costs which are included in operations, and the liquidation of pipe at less than cost.

The following table presents the composition of cost of revenue for the three months ended September 30, 2010 and 2009:

Cost of Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$162,643	19.4%	$263,452	34.4%	$(100,809)
Materials and Supplies	208,940	24.9%	27,583	3.6%	181,357
Subcontract Labor	154,335	18.4%	132,714	17.3%	21,621
Maintenance	10,178	1.2%	83,389	10.9%	(73,211)
Insurance	34,144	4.1%	51,686	6.7%	(17,542)
Depreciation and Amortization	248,560	29.7%	177,419	23.1%	71,141
Other	18,933	2.3%	30,419	4.0%	(11,486)
Total Cost of Revenue	$837,733	100.0%	$766,662	100.0%	$71,071

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended September 30, 2010, our operating expenses totaled $520,572 as compared to $525,600 in 2009, representing a decrease of $5,028, or 1.0%.  The largest components of our operating expense for 2010 consists of salaries and wages, professional services, rent, and depreciation expenses.  Salaries and wages for general and administrative personnel was $204,701 for the three months ended September 30, 2010, compared to $213,991 for the three months ended September 30, 2009, a decrease of $9,290, or 4.3%.

Rent expense totaled $65,619 for the three months ended September 30, 2010, as compared to $78,130 for the three months ended September 30, 2009, a decrease of $12,511, or 16.0%.  Rent expense for both the three months ended September 30, 2010, and for the three months ended September 30, 2009, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Professional services expense increased from $44,439 for the three months ended September 30, 2009, to $108,146 for the three months ended September 30, 2010, an increase of $63,707, or 143.4%.  The increase is primarily a result of expenses we incurred throughout the three months ended September 30, 2010 for legal fees associated with settlement of pipe related issues.

Other operating expenses, which includes travel, lodging, meals, depreciation, office supplies, utilities, communications, maintenance, and repairs, decreased from $189,040 for the three months ended September 30, 2009, to $142,109 for the three months ended September 30, 2010, a decrease of $46,931, or 24.8%, and consists primarily of reductions in office supplies and expense, and utilities.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets.  Other expense totaled $33,668 for the three months ended September 30, 2010.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a gain of $2,129 for the three months ended September 30, 2010, compared to income of $3,171 for the three months ended September 30, 2009.  For the three months ended September 30, 2010, we realized a gain of approximately $2,161 on the sales of assets.

Interest expense totaled $37,958 for the three months ended September 30, 2010, as compared to $23,746 for the three months ended September 30, 2009, an increase of $14,212, or 59.9%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to new financing during the fourth quarter 2009 and the second quarter of 2010 which was obtained to finance expansion and threading equipment for the Houston, Texas facility.

Provision for income taxes

For the three months ended September 30, 2010, we reported an income tax benefit of $289,890 compared to income tax expense of $70,131 for the three months ended September 30, 2009, a decrease of $360,021, or 513.4%, which is the result of the loss for the quarter.

Discussion of Results of Operations for the Nine months Ended September 30, 2010 compared to the Nine months Ended September 30, 2009

Revenues

Our revenue for the nine months ended September 30, 2010, was $2,084,957 compared to $6,188,436 for the nine months ended September 30, 2009, a decrease of $4,103,479, or 66.3%.  During late 2009, we placed in service additional inspection equipment to enable us to meet the overall increased demand we expected for pipe inspection services.  In June, 2010, we opened our threading facility in our Houston yard.  In addition to our inspection services, we provide hauling and storage of tubular goods at our Houston facility for customers and suppliers.  Due to general economic conditions and to the oil spill in the Gulf of Mexico, the demand for our services decreased substantially during 2010.

The following table presents the composition of revenue for the nine months ended September 30, 2010 and 2009:

Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Inspection Fees	$1,073,897	51.5%	$4,307,873	69.6%	$(3,233,976)
Storage Fees	$626,988	30.1%	$841,229	13.6%	$(214,241)
Pipe Sales	$99,640	4.8%	$-	-	$99,640
Other Income	$284,432	13.6%	$1,039,334	16.8%	$(754,902)
Total Revenue	$2,084,957	100.0%	$6,188,436	100.0%	$(4,103,479)

Cost of Revenue and Gross Profit

Our cost of revenue for the nine months ended September 30, 2010, was $2,081,932, or 99.8% of revenues, compared to $2,981,794, or 48.2% of revenues, for the nine months ended September 30, 2009.  The overall decrease in our cost of revenue is due to our decreased inspection services because of the current economy.  The increase in cost of revenue as a percentage of revenues was due to the fixed costs reported in cost of revenues.  Labor and related costs decreased by $593,387, or 56.5%.  Subcontract labor costs decreased by $56,172, or 10.1%.  These decreases are primarily attributable to the overall decrease in volume of inspection services.  The increase in depreciation and amortization expense for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily due to equipment purchased and placed in service in the second half of 2009 and first half of 2010 as the Company continues the expansion of it’s Houston, Texas facilities.  Materials and supplies includes the cost of pipe sold of $165,266.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2010 and 2009:

Cost of Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$457,515	22.0%	$1,050,902	35.2%	$(593,387)
Depreciation and Amortization	693,840	33.3%	517,595	17.4%	176,245
Subcontract Labor	484,931	23.3%	541,103	18.1%	(56,172)
Materials and Supplies	237,363	11.4%	118,710	4.0%	118,653
Insurance	94,739	4.6%	125,551	4.2%	(30,812)
Maintenance	33,534	1.6%	240,244	8.1%	(206,710)
Other	80,010	3.8%	387,689	13.0%	(307,679)
Total Cost of Revenue	$2,081,932	100.0%	$2,981,794	100.0%	$(899,862)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the nine months ended September 30, 2010, our operating expenses totaled $1,706,142, as compared to $1,611,628 in 2009, representing an increase of $94,514, or 5.9%.  The largest component of our operating expenses for 2010 consists of salaries and wages for general and administrative personnel which was $761,946 for the nine months ended September 30, 2010, compared to $683,005 for the nine months ended September 30, 2009, an increase of $78,941, or 11.6%.  During the nine months ended September 30, 2010, the Company issued 109,500 shares of common stock valued at $124,065 as bonuses which accounted for the increase.

Professional services expense increased from $195,158 for the nine months ended September 30, 2009, to $304,569 for the nine months ended September 30, 2010, an increase of $109,411, or 56.1%.  The increase is primarily a result of expenses we incurred throughout the nine months ended September 30, 2010 for consulting services pertaining to training and certification classes for our employees and consulting services for our compliance with ISO standards, as well as an increase in accounting fees associated with the growth of the Company over the past several months and increased legal fees associated with settlement of two lawsuits.

Rent expense totaled $198,115 for the nine months ended September 30, 2010, as compared to $227,326 for the nine months ended September 30, 2009, a decrease of $29,211, or 12.9%.  Rent expense for both the nine months ended September 30, 2010, and for the nine months ended September 30, 2009, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The decrease is attributable to reduced equipment rentals related to the reduced business during the nine months ended September 30, 2010.

Other Income and Expense

Other income and expense consists of investment income, gains or losses on sale of assets, and interest expense, respectively.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $10,341 for the nine months ended September 30, 2010, compared to $6,414 for the nine months ended September 30, 2009.  The increase is due primarily to the sale of stocks at a gain.

Interest expense totaled $110,928 for the nine months ended September 30, 2010, as compared to $72,873 for the nine months ended September 30, 2009, an increase of $38,055, or 52.2%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the financing of new equipment, less the principal payments on those debts and obligations.

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

Provision for income taxes

For the nine months ended September 30, 2010, we reported an income tax benefit of $430,478 compared to income tax expense of $562,665 for the nine months ended September 30, 2009, a decrease of $993,143, or 176.5%, which is the result of the decreased revenue and pre-tax net income for that period.

Comparative financial information for the nine months ended September 30:

	SEPT. 30,	SEPT. 30,	SEPT.30,	SEPT. 30,	SEPT. 30,
	2010	2009	2008	2007	2006

Revenues, for the Nine Months Ending Sept. 30	$2,084,957	$6,188,436	$7,861,390	$2,559,522	$1,945,371
Cost of Revenues	2,081,932	2,981,794	4,917,179	1,143,257	820,231

Gross Profit	3,025	3,206,642	2,944,211	1,416,265	1,125,140

Operating Expenses
General & Administrative Expenses	1,643,896	1,480,022	956,570	511,501	487,124
Depreciation	62,249	131,606	57,482	54,663	66,735

Total Operating Expenses	1,706,145	1,611,628	1,014,052	566,164	553,859

Income (Loss) from Operations	(1,703,120)	1,595,014	1,930,159	850,101	571,281

Other Income (Expense)	400,573	(66,409)	(65,013)	(71,116)	(81,429)

Income (Loss) Before Income Taxes	(1,302,547)	1,528,605	1,865,146	778,985	489,852

Provision for (Benefit From) Income Taxes	(430,478)	562,665	724,710	390,595	255,634

Net Income (Loss)	$(872,069)	$965,940	$1,140,436	$388,390	$234,218

Capital Resources and Liquidity

As of September 30, 2010 we had $940,160 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations, and the construction on our Houston facility. These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4T.  Controls and Procedures

a)  Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

The Company currently has sufficient resources to establish an audit committee and, although it is not required, an independent audit committee headed by Michael Pothier, president of ASTM, is presently being formed. Furthermore, management has implemented additional internal reviews that it feels are sufficient to ensure accurate reporting of the financial statements until such time as the audit committee can be selected.

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

The Company currently carries 5 million U. S. Dollars ($5,000,000).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY, CORP.

Date: November 15, 2010	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director
Date: November 15, 2010	By:	/s/ Chongyuan (Joyce) Zhu
Chongyuan (Joyce) Zhu
Chief Financial Officer