Form 10-K
period 2010-12-31
ENERGY & TECHNOLOGY CORP.
filed 2011-04-15
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-143215

ENERGY & TECHNOLOGY, CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0198662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Petroleum Towers, Suite 530, P.O. Box 52523 Lafayette, LA	70505 U.S.A.
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 984-2000

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:  $2,788,683.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2011 was $135,102,800 based on a $0.80 closing price for the Common Stock on March 31, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Number of the issuer’s Common Stock outstanding as of March 31, 2011: 168,895,500.

Documents incorporated by reference: None.

PART I

ITEM 1.            DESCRIPTION OF BUSINESS.

Technical Industries & Energy, Corp. (“TIE” or the “Company”) was founded in the State of Delaware on November 29, 2006.  On January 3, 2007, we entered into a Stock Purchase and Share Exchange Agreement with Technical Industries, Inc., (“TII”) a Louisiana corporation founded May 11, 1971 whereby TII became our wholly owned operating subsidiary. On September 9, 2008 we changed our name to Energy & Technology Corp. The company activities are directed towards manufacturing, reclamation of essential commodities, energy, technology, sugar, biofuel, oil & gas equipment and products. We plan to expand our operations and may acquire other companies with services and products which complements existing services and products and offer our latest technology exploration  or other where needed, help the energy company reach deep energy reserves that present technology cannot reach and increase opportunities for income, growth and financing. Our business offices are located at Petroleum Towers, Suite 530 P.O. Box 52523, Lafayette, LA, 70505. Our telephone number is (337) 984-2000.

We are headquartered in Lafayette, Louisiana with a branch office and production facilities in Houston, Texas. We offer several services, which can be described as engineering, manufacturing, reclamation, sales, and non-destructive testing (“NDT”) services, storage, maintenance for pipe and equipment utilized in the energy industry.

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

We also manufacture our own proprietary ultrasonic and NDT electronic equipment systems, which perform the NDT services including ultrasonic inspection, electromagnetic inspection and others. The layout and design of the systems’ physical components are produced and tested by our engineers. Once the design has passed testing, the individual components are built into the design. Some of the components, such as the circuit boards, may be assembled by a third party before being incorporated into the design. Last, the final assembly is integrated with proprietary inspection software developed by our programmers.

Another component of our business consists of selling pipe and equipment used in exploration, drilling, and production of oil and gas.  The manufactured pipe and equipment is supplied to us by various steel mills in finished or unfinished from for us to process. Before the pipe and equipment is offered to our customers for sale, it must undergo further processing, such as blasting, threading, coating, and non-destructive testing inspection before being turned into a final product.  We only sell oilfield pipe and equipment that has passed inspection and meets or exceeds API (American Petroleum Institute) and/or customer specifications.

Lastly, we provide manufacturing, reclamation including ultrasonic pipe inspection technology. Services include full-length electromagnetic inspection for pipe and equipment utilized in the energy industry, and full length ultrasonic inspection systems for new and used pipe including drill stem, tubing, casing, and line pipe. We offer several different types of electromagnetic and ultrasonic inspection processes, each of which is tailored to the inspection of a particular pipe characteristic, such as size, length, wall thickness, ovality, or detection of a particular pipe defect. The type of process is determined by the customer according to their particular needs.

All of the pipe and equipment that enters our facilities are carefully documented and incorporated into our propriety inventory tracking system, which is accessible to customers on the World Wide Web. Through this system, the customer is able to obtain real-time storage and inspection information on his pipe that is located at our facilities.

We operate year-round, 24 hours a day, seven days a week when needed, and the number of employees has exceeded 200, however, due to the market slowdown and BP accident in the Gulf of Mexico, the number of current employees is down to approximately 55.  The Board of Directors has suspended the C.E.O. George M. Sfeir and others pay due to the losses the company has suffered.  The company will continue to suspend other employees when needed until the market and the price of oil improves.

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

We serve customers in Houston, Texas, Newfoundland, Canada, and Lafayette, Abbeville, Louisiana, the Rockies, and we are expanding to Saudi Arabia, Egypt, UAE, Mexico, and other parts of the World. Our customer base of over 50 accounts consists of oil companies, steel mills, material suppliers, drilling companies, material rental companies, and engineering companies. We handle regular projects and specialize in deep water projects including BP Crazy Horse, ExxonMobil Alabama Bay and ExxonMobil Grand Canyon, Sakhalin Island and Caspian Sea, Texas A&M University Ocean Explorer, and other projects.

Additional services include full-length electromagnetic inspection for oil-field pipe and equipment and full length ultrasonic inspection systems for new and used tubing, casing and line-pipe, wet or dry Magnetic Particle Inspection ("MPI"); Dye Penetrant Testing ("PT"), or Ultrasonic Testing of the End Areas ("UT SEA") of plain end and threaded connections, including drill collars and drilling rig inspection; mill systems and mill surveillance; testing and consulting services. Today we continue to serve the energy industry niche by manufacturing and maintaining proprietary systems that are capable of detecting defects through the use of our patented technology.

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

GEORGE M. SFEIR HAS MAJORITY VOTING CONTROL OF OUR COMMON STOCK.

Mr. Sfeir and family members have the voting proxy for the majority of the voting stock of the Company, which includes Sfeir Family Trust and American Interest, LLC. Majority of our shares are held by 3 entities (the Sfeir Family Trust, American Interest, LLC and AM Financials).

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

WHILE NO CURRENT LAWSUITS ARE FILED AGAINST THE COMPANY, THE POSSIBILITY EXISTS THAT A CLAIM OF SOME KIND MAY BE MADE IN THE FUTURE.

The company has resolved one suit and is involved in one lawsuit and the possibility exists that additional claims of some kind may be made in the future.  While we will work to insure high product quality and accuracy in all marketing and labeling, no assurance can be given that some claims for damages will not arise. While we plan to properly insure ourselves with standard product liability insurance, there can be no assurance that this insurance will be adequate to cover litigation expenses and any awards to plaintiffs.

The types of claims that could be made against the Company consists primarily of product liability claims associated with a failure of pipe stem and oil country tubular products used for exploration.  The Company maintains general liability insurance with an annual aggregate of $4,000,000, as well as a $4,000,000 umbrella policy.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.            DESCRIPTION OF PROPERTY.

We presently maintain our principal offices at Petroleum Towers, Suite 530 P.O. Box 52523, Lafayette, LA, 70505 U.S.A.  Our telephone number is (337) 984-2000.

Our main manufacturing, reclamation, inspection and maintenance facility in Houston, Texas, consists of approximately 28 acres and includes a building capable of performing all inspection work in an environmentally protected area, and providing storage areas for pipe and equipment. Additional storage areas of approximately 20 acres adjoining our main operating plant are available for future expansion.

We have constructed a similar facility in Abbeville, Louisiana on property leased from the City of Abbeville for a 25 year term plus another 25 year option at the same rate beginning in 2005 with payments that began on November 1, 2008. This facility consists of a building which houses the manufacturing, reclamation, testing, engineering, storage and maintenance is expected to employ an additional 32 people. Both facilities provide excellent year-round pipe and equipment storage and maintenance services.

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

Quarter ended	Low Price	High Price
December 31, 2009 *	0.40	1.85
March 31, 2010 *	0.65	2.25
June 30, 2010	1.01	1.85
September 30, 2010	1.10	1.40
December 31, 2010	$0.65	$1.29

*adjusted for 5/1 forward split 01/15/10

Holders

As of March 31, 2011 in accordance with our transfer agent records, we had 212 record holders of our Common Stock.

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

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.             SELECTED FINANCIAL DATA.

	2010	2009	2008	2007	2006

Revenues	$3,392,298	6,863,367	$10,027,93	$4,041,494	$2,609,890
Cost of Revenues	2,686,998	3,815,256	6,031,965	1,876,310	1,135,632

Gross Profit (Loss)	(705,300)	3,048,111	3,995,988	2,165,184	1,474,258

Operating Expenses
General & Administrative Expenses	2,846,900	2,110,989	1,470,700	983,285	531,817
Depreciation	78,097	189,082	87,444	93,395	91,603

Total Operating Expenses	2,924,997	2,300,071	1,558,144	1,076,680	623,420

Income (Loss) from Operations	(2,219,697)	748,040	2,437,844	1,088,504	850,838

Other Income (Expense)	(61,533)	(92,902)	(99,590)	(94,525)	(103,906)

Income (Loss) Before Income Taxes	(2,281,230)	655,138	2,338,254	993,979	746,932

Provision for Income Taxes	(758,685)	309,077	879,598	498,395	285,061

Net Income (Loss)	$(1,522,545)	346,061	$1,458,656	$495,584	$461,871

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

We have a patented process which can help companies within the energy industry reach deep energy reserves other equipment cannot.

The following list highlights a few areas of opportunity to expand the Company's business:

Sales and marketing efforts: Although we have been impacted by the downturn in the national and global economies, we have grown over the historical period without an aggressive marketing and sales effort.  Currently, new business is generated from referrals, technical sessions given to oil & gas and energy related companies, a website and through the use of a marketing company on a limited basis.  To date, we have hired one in-house salesperson and another sales person based in Louisiana who visits with customers. Currently, we have two employees whose duties are focused on sales, marketing, and promotional activities for the Company. Management believes revenue can be increased by expanding the Company's sales force and forming a marketing department in order to increase our market share.

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

Introduction of complementary services: We are continually adding new services in order to meet customer demand. Most recently, we began drilling equipment inspection services and added a manufacturing facility and pipe and equipment sales company. Other areas management has identified as potential growth avenues include vessel inspection and inspection of pipelines in service. In 2010, we opened our Pipe threading facility containing threading equipment which can be attached to the inspection assembly line to provide additional services for a very low increased cost to our customers.

 Geographic expansion in the domestic and international markets: We currently derive the majority of revenue from the Houston, Texas market, where many of our clients are based. There are several other markets that could be better served, such as in Louisiana where a new plant in Abbeville, Louisiana has been constructed in order to serve the deep wells in the Gulf of Mexico. This plant was ready for operations in 2008. Other expansions are being considered through the opening of additional full-service, local plants. Furthermore, we maintain relations with sales representatives in the Mexico, Saudi Arabia, and Middle East markets that could be better utilized if we are able to locally serve customers. Lastly, we have Canadian customers that utilize our services on a limited basis, due to the high cost of shipping heavy pipes. To date, we have not had the capital or human resources to establish plants in these potential markets.

We continue to seek other companies which can complement essential commodities, energy, technology manufacturing, reclamation, pipe and inspection business with the goal of securing these businesses through a combination of cash and stock payments.  All of these expansion plans rely heavily on raising capital through a public offering of additional stock which would be used to fund our acquisitions.

We have a customer base of approximately 60 accounts, and are continually expanding our customer base to increase revenue growth. Currently, we serve customers that are oil companies, steel mills, material suppliers, drilling companies, material rental companies and engineering companies. Our customer relationships average over ten years which provides us repeat business.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2010 and 2008, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2009 to December 31, 2010

At December 31, 2010, total assets amounted to $11,262,617 compared to $15,883,341 at December 31, 2009, a decrease of $4,620,724, or 29.1%.  The decrease is primarily due to a decrease in inventory of $2,069,394, a decrease in accounts receivable of $676,513, a decrease of property and equipment of $1,309,305, and a decrease in the Company’s cash of $1,203,671.  These decreases were offset by an increase in the Company’s deferred tax asset of $660,664.

Our liabilities at December 31, 2010, totaled $5.838.131 compared to $9,142,014 at December 31, 2008, a decrease $3,303,883, or 36.1%.  The decrease is primarily due to a decrease in accounts payable of $3,237,083and a decrease in deferred taxes payable of $388,894. These decreases were partially offset by an increase in accrued rent of $150,000 and an increase in notes payable of $141,542.

Total stockholder’s equity decreased from $6,741,327 at December 31, 2009, to $5,424,486 at December 31, 2010.  This decrease was due to net loss from BP accident in the Gulf of Mexico generated for the year ended December 31, 2010 of $1,442,586, offset by the issuance of 115,500 shares of the Company’s common stock in exchange for services performed in the amount of $124,094.

Cash and Cash Equivalents

The decrease in cash and cash equivalents was primarily due to the Company’s net operating loss for the year.

Inventory

We began purchasing pipe for sale to customers in late, 2007.  This was an opportunity for us to expand our services to our customers.  Inventory of pipe at December 31, 2010 was $3,494,163 compared to 5,563,557 at December 31, 2009.  It is anticipated that the Company will continue its efforts to expand its sales of oilfield pipe.  This decrease is primarily attributable to $1,866,777pipe inventory returned to the vendor during 2010.

Property and Equipment

The decrease in property and equipment is primarily due to the slowdown in the national and global economies during 2009 and 2010.  The Abbeville facility, which was ready for operation  in late 2007, was developed in order to serve the deep wells in the Gulf of Mexico.  However, due to the recent BP Macondo accident and the slowdown in the oil and gas industry, we have not been able to maximize the capacity of this facility.  As a result, we cancelled equipment orders and returned some equipment to suppliers in 2009. The equipment pertaining to the cancelled orders and returned to suppliers was recognized as construction in progress at December 31, 2008.  The amount of the order canceled with the supplier totaled approximately $3.3 million.   In 2010, the company began utilizing the facility on a limited basis, but determined to sell equipment with a cost of $736,000 and a net book value of $516,952 for $173,000 in order to generate cash flow for operations.  Additionally, depreciation expense in the amount of $933,178 accounted for most of the decrease during the year.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the year ended December 31, 2010, our deferred tax asset associated with the net operating loss, federal contributions, capital loss carryforwards, and general business credits have been increased by $660,664 to a balance of $734,175 at December 31, 2010.  This balance includes a provision of $17,929 associated with certain net operating losses recognized at the state level for which there is not sufficient net income generated to fully offset the balance.

Accounts Payable

Accounts payable at December 31, 2010 totaled $107,993 compared to $3,345,076 at December 31, 2009, a decrease of $3,237,083.  This decrease is primarily due to the return of pipe acquired in 2009 and returned to the vendor during 2010.  We reduced our inventory asset and vendor payable by approximately $3.1 million.

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

On April 1, 2009, we entered into an agreement with American Interest, LLC and the Sfeir Family Trust whereby the two stockholders agreed to cancel 118,046,500 common shares and 47,053,500 common shares, respectively, for the consideration to be re-issued in the future.  In 2010, the Company re-issued 115,100,000 of those shares.  On December 30, 2009, we agreed to issue 3,850,000 shares of our common stock in exchange for the remaining balance due to a supplier of equipment to the Company, which totaled $3,935,217 at December 31, 2009.  Although the stock certificate was issued to the supplier on March 19, 2010, we considered the stock to be “paid but not issued” at December 31, 2010.

Discussion of Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Revenues

Our revenue for the year ended December 31, 2010, was $2,788,683 compared to $6,863,367 for the year ended December 31, 2009, a decrease of $4,074,684, or 59.4%.  The decrease is attributable primarily to the lack of inspection fees which decreased $3,252,214 from $4,507,762 in the year ended December 31, 2009 to $1,255,548 during the year ended December 31, 2010.  This was a result of the moratorium on deep water drilling in the Gulf of Mexico due the British Petroleum oil disaster.  This decrease was accompanied by loss of additional income from rebillable job supplies which decreased $543,533 from $1,040,113 in 2009 to $496,580 in the year ended December 31, 2010.  We store pipe and equipment inventory for our customers and expanded our facility in 2010 to accommodate other pipe manufacturers and distributors and our storage fees only decreased $80,345.

The following table presents the composition of revenue for the year December 31, 2010 and 2009:

Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Inspection Fees	$1,255,548	45.1%	$4,507,761	65.7%	$(3,252,213)
Sale of Pipe	$168,327	6.0%	$75,073	1.1%	$93,254
Storage Fees	$817,188	29.3%	$1,175,203	17.1%	$(358,015)
Other Income	$547,620	19.6%	$1,105,330	16.1%	$(557,710)
Total Revenue	$2,788,683	100.0%	$6,863,367	100.0%	$(4,074,684)

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2010, was $2,870,547, or 102.9% of revenues, compared to $3,815,250, or 55.6% of revenues, for the year ended December 31, 2009.  The overall decrease in our cost of revenue is primarily due to our reduction in payroll and related contract costs due to the decrease in inspection work.  The primary reason for the increase in cost of sales as a percentage of revenues was due to the amount of fixed costs included in our cost of revenue, such as depreciation on equipment and facilities, and insurance costs.

During the year ended December 31, 2009, as a conservative measure, our accountants took back into our inventory from a customer, pipe that had been sold in the second quarter of 2009, a lawsuit filed by the customer to take back the pipe.  The sale associated with the pipe was reversed in the third quarter of 2009, and the cost of the pipe returned to us was added back into inventory.  Upon further inspection of the pipe returned to us, we noted that a certain amount of the pipe was damaged due to bad maintenance by the customer. We have since repaired the pipe and have charged the cost of repair back to the customer and believe the pipe should be listed at market value; however our accountant and auditors recorded based on GAAP rules.  As such, we reduced the recorded value of this pipe to its estimated scrap market value.  This adjustment was recognized in our cost of sales and reduced our overall profit until the matter is resolved.

The following table presents the composition of cost of revenue for the year ended December 31, 2010 and 2009:

Cost of Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$600,175	20.9%	$1,263,431	33.1%	$(663,256)
Materials and Supplies	$479,015	16.7%	$238,608	6.3%	$240,407
Subcontract Labor	$640,077	22.3%	$735,701	19.3%	$(95,624)
Depreciation and amortization	$883,867	30.8%	$688,943	18.1%	$194,924
Maintenance	$48,714	1.7%	$278,675	7.3%	$(229,961)
Insurance	$119,622	4.2%	$155,088	4.0%	$(35,466)
Other	$99,077	3.4%	$454,810	11.9%	$(355,733)
Total Cost of Revenue	$2,870,547	100.0%	$3,815,256	100.0%	$(944,709)

Due to the economy, we were unable to maintain our permanent employees and were forced to lay off employees in 2010 and utilized the services of subcontractors to assist us as needed to provide timely and quality service to our customers.  We will continue our efforts to attract employees and retain qualified individuals to serve the needs of our customers.  The increase in depreciation expense was the result of additional equipment pipe threading and manufacturing facility placed in service during 2010.  The increase in other materials and supplies is due primarily to sales of pipe and below cost in order to facilitate agreements with customers.

Operating Expenses

For the year ended December 31, 2010, our operating expenses totaled $2,329,721, as compared to $2,300,071, in 2009, representing an increase of $29,650, or 1.3%.  The largest component of our operating expenses for 2010 consists of salaries and wages, professional services, rent, and other expense.  Salaries and wages for general and administrative personnel was $967,152 for the year ended December 31, 2010, compared to $947,669 for the year ended December 31, 2009, an increase of $19,483, or 2.9%.  This increase was primarily the result of additional administrative personnel hired during 2010.  Due to the current economy, management has made substantial reductions in management and executive salaries, including suspending the pay for the CEO and the lay-off of certain managers, engineers and supervisors not essential to operations.

Professional services expense increased from $299,197 for the year ended December 31, 2009, to $370,867 for the year ended December 31, 2010, an increase of $71,670, or 23.9%.  The increase is primarily a result of expenses we incurred throughout the year ended December 31, 2010, for legal fees associated with legal proceedings related to pipe agreements and negotiations with foreign parties, as well as an increase in accounting fees associated with the acquisition of an equity interest in ITO Ventures, L.L.C., and a new wholly owned subsidiary, Energy Technology Manufacturing and Threading, LLC..

Rent expense totaled $265,105 for the year ended December 31, 2010, as compared to $267,313 for the year ended December 31, 2009, a decrease of $2,208, or 0.8%. Rent expense for both the year ended December 31, 2010, and for the year ended December 31, 2009, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The increase is attributable to normal escalation provisions within our lease agreements and the use of additional land in the Houston yard for storing pipe in accordance with agreements with the steel mills.

Other expenses increased from $223,193 for the year ended December 31, 2009, to $319,949 for the year ended December 31, 2010, an increase of $96,756, or 43.4%.  The increase is primarily the result of the write off of bad debts in the amount of $182,344 for one customer for work performed on pipe which is involved in a lawsuit with the Company, regarding ownership.

Other Income and Expense

Other income and expense consists of investment income, gain or loss on sale of assets, and interest expense.  For the year ended December 31, 2010, other expense, net of other income, totaled $61,533, as compared to other expense, net of other income, of $92,902 for the year ended December 31, 2009.

Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $25,348 for the year ended December 31, 2010, compared to an investment income of $13,020 for the year ended December 31, 2009.  During the third quarter of 2009, we opened an investment account which consists primarily of a fixed-income mutual fund.  In accordance with accounting guidance for investment in marketable debt and equity securities,, we classified our investment in this fixed-income mutual fund as “Trading” since it is our intention to utilize this investment account as a source of liquidity when needed, and to invest excess cash we may have in to a relatively low-risk investment vehicle.  Accordingly, we have recorded our investments at fair market value.  For the year ended December 31, 2010, we recognized a gain of $14,091from our investment in ITO Ventures, LLC, as well as recognized interest and dividend income of $11,256.   At December 31, 2010, the investment account consisted solely of cash equivalents.

Interest expense totaled $149,601 for the year ended December 31, 2010, as compared to $99,637 for the year ended December 31, 2009, an increase of $49,964, or 50.2%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the principal payments on new debts and obligations from financing activities in late 2009 and the year ended December 31, 2010.

During 2010, we disposed of equipment with an original cost of approximately $1,196,080, which had a remaining net book value of approximately $848,226.

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

Provision for income taxes

For the year ended December 31, 2010, we reported an income tax benefit of $1,030,532, compared to income tax expense of $346,061 for the year ended December 31, 2009, a decrease of $1,376,593, or 445.4%, which was attributable to the net loss for the year.

Discussion of Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Capital Resources and Liquidity

At December 31, 2010, we had $453,659 in cash and cash equivalents, which included two investment accounts, consisting of cash equivalents, with a fair value of $26,703.  Our cash outflows have consisted primarily of expenses associated with continued operations.  Cash outflows for investing purposes have consisted primarily the acquisition of equipment and other technology to better serve our customers.  Most of the cost of those acquisitions have been offset by the sale of excess equipment.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Recent Accounting Pronouncements

In June 2010, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards CodificationTM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2010.

On January 1, 2010, the Company adopted new guidance that related to accounting for non-controlling interests in consolidated financial statements.  The new accounting guidance states for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations.  Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value.  The adoption of this guidance had no impact on the Company.

In June 2009, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per common share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2009, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Since the Company's unvested restricted stock awards do not contain non-forfeitable rights to dividends, they are not included under the scope of this pronouncement, and therefore, the adoption of this guidance had no impact on the Company.

In May 2010, FASB issued new guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth:

●the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;
●the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
●the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2010.

In April 2010, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities.  The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria are met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2010. The adoption of this guidance had no impact on the Company.

FASB ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1 Interim Disclosures about Fair Value of Financial Instruments, which also amended APB Opinion No. 28 Interim Financial Reporting) was issued in April 2010. This Topic requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Topic is effective for interim reporting periods ending after June 15, 2010. Adoption of this Topic did not have a monetary effect on the financial position and results of operations of the Company, but resulted in expanded disclosures.

In June 2010, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance will be effective for the Company beginning January 1, 2010. Management believes the adoption of this guidance will not have a material impact on the financial statements.

In June 2010, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets.
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

In August 2010, the FASB updated its guidance for the fair value measurement of liabilities. The update provided clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of the liability using: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, (3) an income approach, such as a present value technique, (4) a market approach such as the amount the reporting entity would pay to transfer the liability or enter into the identical liability. The update also states that a reporting entity would not adjust the fair value of a liability for restrictions that prevent the transfer of the liability. The updated liability fair value measurement guidance is effective as of September 30, 2010. This update did not have a material effect on the Company’s financial statements.

In March 2009, FASB ASC Topic 815 “Derivative and Hedging” (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was issued. Topic 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009, with early application encouraged. The Company does not expect that the adoption of Topic 815 will have a material impact on its consolidated financial statements.

In May 2009, FASB ASC Topic 105 “Generally Accepted Accounting Principles” (formerly SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles) was issued.  This Topic identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of financial statements prepared in conformity with generally accepted accounting principles (GAAP) in the United States.  The statement is effective November 15, 2009, and is not expected to result in changes to current practices nor have a material effect on the Company.

In September 2009 FASB ASC Topic 815 “Derivatives and Hedging” (which includes former FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Financial Guarantees) was issued.  This Topic requires companies that sell credit derivatives to disclose information that will enable financial statement users to assess the potential effect of the credit derivatives on the seller’s financial position, financial performance, and cash flows. Topic 815 is effective for interim and annual periods ending after November 15, 2009.  This pronouncement is not expected to have an effect on the financial position and results of operations of the Company.

In February 2009, FASB ASC Topic 860 “Transfers and Servicing” (which includes former FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions) was issued, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing.  The Topic presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under Topic 860.  However, if certain criteria are met, the initial transfer and repurchase shall not be evaluated as a linked transaction and therefore evaluated separately under Topic 860.  The Topic is effective for repurchase financing in which the initial transfer is entered in fiscal years beginning after November 15, 2009.  The pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB ASC Topic 350 “Intangibles – Goodwill and Other” (which includes former FSP 142-3) was issued which amends the list of factors an entity should consider in developing renewal of extension assumptions used in determining the useful life of recognized intangible assets under Topic 350.  The new guidance applies to intangible assets that are acquired individually or with a group of other assets and to intangible assets acquired in both business combinations and asset acquisitions.  The Topic is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years.  The guidance must be applied prospectively only to intangible assets acquired after the Topic’s effective date.  This pronouncement did not have a material impact on the Company’s financial statements.

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

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ENERGY & TECHNOLOGY, CORP.

Audits of Financial Statements

December 31, 2010 and 2009

Contents

Report of Independent Registered Public Accounting Firm	F-1

Basic Financial Statements

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-21

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Energy & Technology, Corp.
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of Energy & Technology, Corp. (the “Company”) and its subsidiaries, Technical Industries, Inc. (TII), Energy Technology Manufacturing & Threading, LLC, and Energy Pipe, LLC (a variable interest entity) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy and Technology, Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, included in the Form 10-K and, accordingly, we do not express an opinion thereon.

A Professional Accounting Corporation
Metairie, Louisiana
April 14, 2011

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009

Assets
Current Assets
Cash and Cash Equivalents	$453,658	$1,657,330
Accounts Receivable
Trade, Net	444,023	1,067,037
Other	17,638	23,246
Inventory	3,494,163	5,563,557
Prepaid Expenses	48,891	52,150
Deferred Tax Asset	462,259	73,511

Total Current Assets	4,920,632	8,436,831

Property and Equipment, Net	5,691,289	6,817,040

Other Assets
Patent, Net	479,763	508,548
Deferred IPO Expenses	72,520	72,520
Deposits	4,988	4,988
Other Assets	101,828	43,414

Total Other Assets	659,099	629,470

Total Assets	$11,271,020	$15,883,341

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets (Continued)
December 31, 2010 and 2009

	2010	2009

Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$234,567	$178,553
Accounts Payable	153,157	3,345,076
Accrued Payroll and Payroll Liabilities	56,725	65,917
Accrued Rent	1,487,500	1,337,500
Customer Deposits	551,075	551,075
Income Taxes Payable	19,022	46,318

Total Current Liabilities	2,502,046	5,524,439

Long-Term Liabilities
Notes Payable	593,979	508,451
Deferred Taxes Payable	954,470	1,343,432
Due to Affiliates	1,875,998	1,765,692

Total Long-Term Liabilities	3,424,447	3,617,575

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
168,795,500 Shares and 50,000,000 shares Issued and Outstanding
at December 31, 2010 and 2009, Respectively	168,796	50,000
0 Shares and 3,580,000 Shares Paid for but not Issued at December 31,
2010 and 2009, Respectively	-	3,580
Discount on Common Stock	(115,100)	-
Paid-In Capital	4,237,741	4,112,112
Retained Earnings	1,053,090	2,575,635

Total Stockholders' Equity	5,344,527	6,741,327

Total Liabilities and Stockholders' Equity	$11,271,020	$15,883,341

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009

Revenues	$3,392,298	$6,863,367

Cost of Revenues
Depreciation	857,468	660,156
Subcontract Labor	454,140	735,701
Labor and Related Costs	600,176	1,263,431
Materials and Supplies	479,015	238,608
Insurance	119,622	155,088
Other Costs	99,077	454,810
Repairs and Maintenance	48,714	278,675
Patent Amortization	28,786	28,787

Total Cost of Revenues	2,686,998	3,815,256

Gross Profit	705,300	3,048,111

Operating Expenses
Salaries and Wages	967,152	947,669
Professional Services	370,867	299,197
Bad Debts	777,620	97,000
Other	137,605	126,193
Rent	265,105	267,313
Travel, Lodging and Meals	125,943	78,891
Depreciation	78,097	189,082
Office Supplies and Expenses	72,618	120,736
Utilities	58,553	60,526
Communications	49,787	57,016
Repairs and Maintenance	21,650	56,448

Total Operating Expenses	2,924,997	2,300,071

(Loss) Income from Operations	(2,219,697)	748,040

Other Income (Expense)
Other Income (Expense)	475,463	(75)
Loss on Disposal of Property and Equipment	(412,743)	(6,210)
Investment Income	25,348	13,020
Interest Expense	(149,601)	(99,637)

Total Other Expense	(61,533)	(92,902)

(Loss) Income Before Provision for Income Taxes	(2,281,230)	655,138

Provision for Income Taxes	(758,685)	309,077

Net (Loss) Income	$(1,522,545)	$346,061

(Loss) Earnings per Share - Basic	$(0.02)	$0.001

(Loss) Earnings per Share - Diluted	$(0.02)	$0.001

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

			Discount on	Additional		Total
	Common Stock		Capital	Paid-In	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January 1, 2009	175,100,000	$175,100	$(125,000)	$180,375	$2,229,574	$2,460,049

Cancellation of Shares-Majority Shareholders	(165,100,000)	(165,100)	125,000	40,100	-	-

Five for One Stock Split	40,000,000	40,000	-	(40,000)	-	-

Stock to be Issued in Exchange for Debt	3,580,000	3,580	-	3,931,637	-	3,935,217

Net Income	-	-	-	-	346,061	346,061

Balance at December 31, 2009	53,580,000	53,580	-	4,112,112	2,575,635	6,741,327

Bonus Shares Issued	115,500	116	-	125,629	-	125,745

Shares Reissued to Majority Shareholders	115,100,000	115,100	(115,100)	-	-	-

Net Loss	-	-	-	-	(1,522,545)	(1,522,545)

Balance at December 31, 2010	168,795,500	$168,796	$(115,100)	$4,237,741	$1,053,090	$5,344,527

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Years Ended December 30, 2010 and 2009

	2010	2009
Cash Flows from Operating Activities
Net (Loss) Income	$(1,522,545)	$346,061
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in)
Provided by Operating Activities
Bad Debts	777,620	97,000
Depreciation	935,562	849,238
Amortization of Patent Costs	28,786	28,787
Loss on Disposal of Property and Equipment	412,743	6,210
Deferred Income Taxes	(777,710)	258,614
Issuance of Stock as Bonus	125,745	-
Changes in Assets and Liabilities
Trade Receivables	(154,606)	520,853
Other Receivables	5,608	2,153
Inventory	2,069,394	1,538,737
Prepaid Expenses	3,259	21,818
Accounts Payable	(3,191,921)	(2,062,305)
Accrued Payroll and Payroll Liabilities	(9,192)	(44,744)
Income Taxes Payable	(27,296)	(19,829)
Accrued Rent	150,000	150,000

Net Cash (Used in) Provided by Operating Activities	(1,174,553)	1,692,593

Cash Flows from Investing Activities
Increase in Other Assets	(58,414)	(25,766)
Proceeds from the Sale of Property and Equipment	435,483	-
Purchase of Property and Equipment	(597,733)	(1,217,455)

Net Cash Used in Investing Activities	(220,664)	(1,243,221)

Cash Flows from Financing Activities
Payment of IPO Costs	-	(1,174)
Borrowings from Affiliates	110,306	54,276
Proceeds from Borrowings from Notes Payable	306,138	619,931
Principal Repayments on Notes Payable	(224,899)	(68,350)

Net Cash Provided by Financing Activities	191,545	604,683

Net (Decrease) Increase in Cash and Cash Equivalents	(1,203,672)	1,054,055

Cash and Cash Equivalents, Beginning of Year	1,657,330	603,275

Cash and Cash Equivalents, End of Year	$453,658	$1,657,330

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 30, 2010 and 2009

	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$42,386	$7,210

Cash Paid During the Period for Income Taxes	$46,318	$69,879

Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of Vehicle	$62,803	$-
Less Amount of Purchase Financed through Dealer	(60,303)	-

Cash Paid on Purchase of Vehicle	$2,500	$-

Reduction of Accrued Liability for Capital Expenditures in Exchange
for 3,580,000 Shares of $.001 Par Value Common Stock	$-	$3,935,217
Cancellation of Equipment Order and Reduction of Accrued Liability
for Capital Expenditures	$-	$3,300,500

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 1.                 Organization

Technical Industries & Energy, Corp. (the Company) was formed November 29, 2006 under the laws of the State of Delaware in order to acquire and to take over the assets and business of Technical Industries, Inc. (TII).  On that date, the Company issued 125,000,000 shares of common stock to American Interest, LLC, in exchange for founder services rendered.  The fair value of these services was considered immaterial, and no amounts were recognized in the financial statements.  At the time the shares were issued to American Interest, LLC, the Company had no assets, operations, or cash flows.  As such, the stock had no value at the time the Company was established.  The par value was arbitrarily established in order to comply with the State of Delaware laws.  In order to reflect the par value of the shares issued, the Company has recognized a discount on capital stock as a contra-equity account within the equity section of the consolidated balance sheets.

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

On August 29, 2009, the Company effected a name change from Technical Industries & Energy Corp. to Energy & Technology Corp. to better reflect the nature of the Company’s business.

Note 2.                 Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Technical Industries, Inc. and Energy Technology Manufacturing & Threading, LLC, and the accounts of Energy Pipe, LLC (a variable interest entity). All significant intercompany balances and transactions have been eliminated.

Additionally, the Company has accounted for a joint venture with ITO Ventures, L.L.C. which it owns 50% on the equity basis, whereby one half, or $14,091 of the profits, and loans totaling $43,268 have been included in other assets.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 2.                 Summary of Significant Accounting Policies (Continued)

Basis of Presentation and Consolidation (Continued)
The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE) under accounting principles generally accepted in the United States.  Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities.  As defined in applicable accounting standards, VIE’s are entities that lack one or more of the characteristics of a voting interest entity.  A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  Energy Pipe, LLC is considered to be a VIE since it is thinly capitalized and is dependent upon the Company for cash flow of operations, and the Company is considered to the primary beneficiary.

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

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due.  Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Provisions for uncollectible amounts are determined based on management’s estimate of collectability.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 2.                 Summary of Significant Accounting Policies (Continued)

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2010 and 2009, inventory consisted of pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.  Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers.  At December 31, 2010, the balance due from three customers represented 93% of receivables, and sales to two customers represented 35% of revenues for the year ended December 31, 2010.

The Company periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred.  Advertising expense was $10,453 and $14,015, for the years ended December 31, 2010 and 2009, respectively.

Cash Flows
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

ENERGY & TECHNOLOGY CORP.
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
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance that requires an acquirer in a business combination, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Any contingent consideration is also required to be recognized and measured at fair value on the date of acquisition.  Acquisition related costs are to be expensed as incurred.  Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated.  This authoritative guidance became effective for business combinations closing on or after January 1, 2009.  This guidance had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance became effective for the Company on January 1, 2010 with no impact on its financial statements.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 2.                 Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)
In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets.  In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance was adopted by the Company on January 1, 2010 with no impact on its financial statements.

In January 2010, the FASB issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy is effective for the Company on January 1, 2011.  The remaining disclosure requirements and clarifications made by the new guidance became effective January 1, 2010 with no impact on its financial statements.

In June 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-01 (formerly FAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The Accounting Standards Codification (ASC) is the single source of authoritative non governmental U.S. generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2010.  The adoption of this ASU did not have a material impact on the results of operations or financial position of the Company as it only required changes to GAAP references in our financial statements.

ENERGY & TECHNOLOGY CORP.
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

●
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

●	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
●	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company has adopted the new guidance that was effective for financial statements issued for interim and annual periods ending after June 15, 2010.

In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not  that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This new authoritative guidance will be effective on January 1, 2011 and is not expected to have a significant impact on the Company’s financial statements.

Note 3.                 Patent

On September 4, 2007, the Company’s chief executive officer was awarded a patent from the United States Patent and Trademark Office pertaining to his development of specialized testing procedures for tubing casing, line pipe and expandable liners utilized by oil-exploration companies.

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years.  Amortization expense for 2010 and 2009 was $28,786 and $28,787, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2015 is $28,786 per year.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 4.                 Property and Equipment

Property and equipment consists of the following at December 31, 2010 and 2009 respectively:

	2010	2009
Buildings and Improvements	$3,038,653	$2,650,049
Equipment	5,147,127	5,944,985
Autos and Trucks	216,662	177,820
Office Furniture	7,528	7,528
Property Held under Capital Leases	99,992	99,992
Construction in Progress	3,732	166,033
	8,513,694	9,046,407

Less: Accumulated Depreciation
and Amortization	(2,822,405)	(2,229,367)

Total	$5,691,289	$6,817,040

Depreciation expense amounted to $935,562 and $849,238 for the years ended December 31, 2010 and 2009, respectively.

Included in property and equipment are assets which were acquired through capital leases.  The leases ended in 2007; however, the Company exercised its bargain purchase options, as stipulated under the terms of the leases, and has retained ownership and possession of the leased assets.  The assets were recorded at the lower of the present value of the minimum lease payments or the fair value of the asset, and are being depreciated over their estimated productive lives, in accordance with FASB’s guidance on accounting for leases.  Depreciation of assets acquired through capital leases is included in depreciation expense for the years ended December 31, 2010 and 2009.

Following is a summary of property held acquired through capital leases at December 31, 2010 and 2009:

	2010	2009
Machinery and Equipment	$99,992	$99,992
Less: Accumulated Depreciation	(44,566)	(39,556)

Total	$55,426	$60,436

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 5.                 Related Party Transactions

Included in due to affiliates at December 31, 2010 and 2009, is $1,447,405 and $1,340,190, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 5.00%.  Interest expense associated with this obligation totaled $107,215 and $92,427 for the years ended December 31, 2010 and 2009, respectively.

Note 6.                 Notes Payable

Notes payable at December 31, 2010 and 2009 consist of the following:

	2010	2009

Doosan Global Finance, $109,350 non-interest bearing note dated October 13,2009, due April 15, 2012, payable in monthly installments of $2,604, secured by equipment.	$41,657	$72,900

General Motors Acceptance Corp., $23,363 note dated May 1, 2008, due May 15, 2008, payable in monthly installments of $472, interest rate 7.69%, secured by vehicle.	11,477	16,387

General Motors Acceptance Corp., $17,536 note dated April 27, 2007, due May 27, 2010, payable in monthly installments of $550, interest rate 9.91%, secured by vehicle.	-	2,766

Gulf Coast Bank and Trust, $13,045 note dated March 7, 2009, due February 7, 2012, payable in monthly installments of $394, interest rate 5.45%, secured by vehicle.	5,262	9,620

AICCO Insurance, $52,669 note dated September 16, 2009, due July 16, 2010 payable in monthly installments of $5,468, interest rate 8.25%, secured by insurance.	-	37,245

Imperial Credit Corp, Insurance, $46,138 note dated September 16, 2010, due July 16, 2011 payable in monthly installments of $4,812, interest rate 9.25%, secured by insurance.	28,107	-

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 6.                 Notes Payable (Continued)

	2010	2009
Regions Bank, $213,226 note dated October 15, 2009, due October 15, 2014, payable in monthly installments of $4,120, interest rate 5.98%, secured by equipment.	169,003	207,096

U.S. Bancorp, $340,990 note dated December 29, 2009 due December 29, 2014, payable in monthly installments of $6,585, interest rate 5.93%, secured by equipment.	280,642	340,990

U.S. Bancorp, $260,000 note dated May 17, 2010 due May 17, 2015, payable in monthly installments of $4,954, interest rate 5.4%, secured by equipment.	233,149	-

BMW Credit, $60,303 note dated November 18, 2010 due November 18, 2015, payable in monthly installments of $1,081, interest rate 2.9%, secured by vehicle.	59,249	-

	828,546	687,004
Less: Current Portion	234,567	178,553

Long-Term Portion	$593,979	$508,451

Following are maturities of long-term debt at December 31, 2010:

Fiscal Year Ending December 31,	Amount
2011	$234,567
2012	192,103
2013	184,795
2014	187,109
2015	29,972

Total	$828,546

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 7.                 Income Taxes

The provision for income taxes for 2010 and 2009 consists of the following:

	2010	2009
Current Tax Expense	$19,026	$50,463
Deferred Tax (Benefit) Expense
Federal	(611,816)	232,182
State	(165,895)	26,432

Total Provision for Income Taxes	$(758,685)	$309,077

A reconciliation of income tax expense at the federal statutory rate to the Company’s actual income tax expense at December 31, 2010 and 2009, follows:

	2010	2009
Tax (Benefit) Provision at Expected
Federal Statutory Rate of 34%	$(775,617)	$222,747
Deferred State Taxes and Adjustment
of State Income Tax Allocation	12,870	76,895
Non-Deductible Expenses	4,062	9,435

Income Tax (Benefit) Expense	$(758,685)	$309,077

The deferred tax asset and deferred tax liability comprised the following at December 31, 2010 and 2009:

	2010	2009
Deferred Tax Asset - Net Operating
Loss Carryforward	$462,259	$73,511

Deferred Tax Liability - Fixed Assets	$(954,470)	$(1,343,432)

The Company has unused federal operating loss carryforwards of $1,138,018, available as of December 31, 2010.  This net operating loss can be carried forward to 2030.  The Company has capital loss carryovers of $29,411 that expire in 2027 and unused contribution carryforwards that expire in 2020.  Additionally, the Company has general business credits totaling $49,343 that expire in 2029.

No valuation allowance has been set up against the deferred tax asset as the Company believes that it will be able to fully utilize the net operating loss carryforwards that have generated the deferred tax asset.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 7.                 Income Taxes (Continued)

At December 31, 2010, and December 31, 2009, the Company did not have any tax positions which resulted in unrecognized tax benefits.  In addition, the Company had no amount of interest and penalties recognized in the statements of Operations for the years ended December 31, 2010 and December 31, 2009, nor any amount of interest and penalties recognized in the Balance Sheets as of December 31, 2010 and December 31, 2009.

As of December 31, 2010, the tax years that remain open for examination by tax jurisdictions include 2009, 2008, and 2007.

Note 8.                 Significant Stock Transactions

On April 1, 2009, two of the Company’s significant stockholders canceled a combined total of 165,100,000 shares for the consideration for the shares to be re-issued in the future.  115,100,000 shares were re-issued on September 21, 2010 to one of the stockholders.

On December 17, 2009, the directors of the Company declared a five-for-one stock split of the Company’s common stock.  This declaration was announced through wire services on December 18, 2009.  All stockholders of record on January 15, 2010 received four additional shares of the Company’s stock for each share held on that date.  The additional shares of common stock were distributed to stockholders of record in the form of a stock dividend on January 22, 2010.  All share and per-share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements pertaining to the year ended December 31, 2009 have been adjusted to apply the effect of the stock split retrospectively.

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

Note9.                 (Loss) Earnings per Common Share

(Loss) Earnings per common share are computed using the weighted average number of shares outstanding.  In accordance with accounting guidance, the Company has considered the impact of the five-for-one stock split which occurred on January 22, 2010, retroactively to 2009.  The weighted average shares outstanding were 85,285,762 and 253,547,945 for 2010 and 2009, respectively

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 10.                 Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.  Rent expense for the year ended December 31, 2010 and 2009 was $265,105 and $276,313 respectively.

Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 2010 are as follows:

2011	$30,856
2012	6,000
2013	6,000
2014	6,000
2015	6,000
Thereafter	89,500

Total	$144,356

Note 11.                 Contingent Liabilities

The Company is involved in litigation with a customer regarding the sale of pipe.  Although the pipe was returned to the Company, the customer seeks the return of the purchase price.  The Company has filed a counterclaim alleging that the sale, as made, cannot be rescinded and that because of the late return of the pipe, the Company suffered damages as a result of lost sales.  The Company reversed its recognition of the sale in 2008, and recognizes as a customer deposit on its consolidated balance sheets the amount paid by the customer.

Note 12.                 Major Customers

For the year ended December 31, 2010, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these two customers were approximately 35% of total revenues, and total balance due from these two customers at December 31, 2010 was $797,280.  For the year ended December 31, 2009, the Company had four customers for which revenue generated from the customer amounted to approximately 50% of the Company’s total revenue.  At December 31, 2009, these customers had a trade receivable balance of $329,964.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 13.                 Estimated Fair Value of Financial Instruments

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

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets
Cash	$453,658	$453,658	$1,657,330	$1,657,330

Financial Liabilities
Notes Payable	$828,546	$828,546	$687,004	$687,004
Due to Affiliates	1,832,276	1,765,692	1,765,692	1,765,692
	$2,661,276	$2,661,276	$2,452,696	$2,452,696

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

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 14.                 Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet are recognized in the financial statements as of December 31, 2010.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from December 31, 2010 through April 14, 2011, the date these financial statements were available to be issued.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is LaPorte, Sehrt, Romig & Hand, a professional accounting corporation. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.  Our accountants and auditors advised us to file for an extension of 10K deadline of March 31, 2011 in order to review entries related to the new manufacturing facility.  We have agreed and filed for the extension.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out by our chief Executive officer and principal financial officer, who concluded that because of material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were addressed and new measures were taken and found to be effective as of December 31, 2010. CEO, CFO and all officers and reviewed, comment and approve each report before disclosing to the public.

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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers..

Our management determined that these deficiencies constituted material weaknesses.  Management has remediated the issue concerning segregation of duties, and has removed check signing authority from personnel directly involved with the purchasing function.  We are currently in the process of developing written procedures over the pipe inventory order, receiving and shipping functions.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses identified in this report, we believe that our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal years ended December 31, 2010 and 2009, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s and their respective ages as of April 08, 2011 are as follows:

NAME	AGE	POSITION

George Sfeir	54	President, Chief Executive Officer and Director
Amer T. Salhi	26	Chief Financial Officer and Secretary
Edmund J. Baudoin, Jr.	55	Treasurer

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

Amer T. Salhi 26, was born on November 29, 1984 in The Kingdom of Saudi Arabia. He attended Hashemite University of the Kingdom of Jordan 2002 to 2006, and received his Bachelor’s degree in Business Administration.  Following graduation, Mr. Salhi enrolled at the Southeastern Louisiana University in Hammond Louisiana and received his MBA minor in accounting in December 2009.  Mr. Salhi  joined Energy & Technology, Corp. October of 2010, where he currently serves in the capacity as Accountant.  He was appointed C.F.O. and Secretary of the Company on April 12, 2011.

Edmund J. Baudoin, Jr., is a 1979 graduate of the University of Southwestern Louisiana where he earned a B.S. in Business Administration.  After graduation, Mr. Baudoin joined Technical Industries, Inc. and served as Vice President before resigning in 1999 to perform title research and abstracting work as a Landman, before rejoining Technical Industries, Inc. in 2009.  Mr. Baudoin has over 32 years of experience in the oilfield industry.  He currently serves as Administrator of Technical Industries, Inc., and was appointed Treasurer of the Company on August 29, 2009.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2010.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to Form 10-K filed on March 30, 2010.

ITEM 11.          EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2010 and 2009. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2010, and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
George Sfeir, President, Chief Executive Officer	2010	$104,000	0	0	0	0	0	0	$104,000
and Director	2009	$32,949	0	0	0	0	0	0	$32,949

Chongyuan Zhu,	2010	$37,310	2800	0	0	0	0	0	$40,110
Chief Financial Officer and Secretary	2009	$36,231	0	0	0	0	0	0	$36,231

Edmund J. Baudoin, Jr.,	2010	$53,794	2864	0	0	0	0	0	$56,658
Treasurer	2009	$49,478	0	0	0	0	0	0	$49,478

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2010 by the executive officer named in the Summary Compensation Table.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 30, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock Restricted	American Interest, LLC (2) Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	149,662,940	52.8%

Common Stock Restricted	Sfeir Family Trust (2) Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	13,732,500	21.1%

Common Stock	Chongyuan Zhu Petroleum Towers, Suite 530 P. O. Box 52523 Lafayette, LA 70505	3,000	Less than 1%

Common Stock	Edmund J. Baudoin, Jr. Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	14,000	Less than 1%

Common Stock	All executive officers and directors as a group	17,000	Less than 1%

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

On June 17, 2009, American Interests, LLC and the Sfeir Family Trust agreed to cancel 165,100,000 shares of stock, effectively reducing the total shares outstanding to 10,000,000.

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

On March 11, 2010, the Company issued 88,000 shares to 93 employees, advisors, and supporters for services rendered

On August 23, 2010 the Company reissued 115,100,000 shares to American Interest, LLC according to the cancellation agreement.

On October 6, 2010 the Company issued 50,000 shares to Globex transfer as part of a Service Agreement. Those shares were later returned and cancelled as no services were rendered.

On December 7, 2010 the Company issued 500 shares each to the 12 members of its Advisory Board for services rendered.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2010 and 2009, for the reviews of the financial statements included in our reports on Form 10-Q, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.  Audit fees pertaining to services provided to the Company for the fiscal years ended December 31, 2010 and 2009, amount to $68,500 and $32,575.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

–approved by our audit committee; or

–entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

ENERGY & TECHNOLOGY CORP.

Dated: April 14, 2011

By /s/ George M. Sfeir
George M. Sfeir,
President,
Chief Executive Officer,

By /s/ Amer T. Salhi
Amer T. Salhi,
Chief Financial Officer,
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	April, 14 2011
George M. Sfeir	Chief Executive Officer,

Signature	Title	Date

/s/ Amer T. Salhi	Chief Financial Officer,	April, 14, 2011
Principal Accounting Officer
Secretary