Form 10-K/A
period 2010-12-31
ENERGY & TECHNOLOGY CORP.
filed 2011-04-20
CIK 1432963

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:  $ 3,392,298 .

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2011 was $ 135,116,40 0 based on a $0.80 closing price for the Common Stock on March 31, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Number of the issuer’s Common Stock outstanding as of March 31, 2011: 168,909,500 .

Documents incorporated by reference: None.

PART I

ITEM 1.            DESCRIPTION OF BUSINESS.

Technical Industries & Energy, Corp. (“TIE” or the “Company”) was founded in the State of Delaware on November 29, 2006.  On January 3, 2007, we entered into a Stock Purchase and Share Exchange Agreement with Technical Industries, Inc., (“TII”) a Louisiana corporation founded May 11, 1971 whereby TII became our wholly owned operating subsidiary. On September 9, 2008 we changed our name to Energy & Technology Corp. The Company activities are directed towards manufacturing, reclamation of essential commodities, energy, technology, sugar, biofuel, oil & gas equipment and products. We have expanded our operations and have hereby included a consolidated financials for all of the affiliate companies to include Energy & Technology, Corp., Technical Industries, Inc., Energy Technology Manufacturing and Threading, LLC, Energy Pipe, LLC., and ITO Venture, LLC (International Trans Oil).   We plan to continue on expanding according to our business plan and may acquire other companies related to energy and essential commodities, and energy services and with services and products which complements existing services and products and continue t o offer the   latest technology to the Energy and Essential Commodities industry.   Our goal has always been and will continue to help energy companies safely reach deep energy reserves that present technology  is not designed to  reach and increase opportunities for income, growth and financing. Our business offices are located at the Petroleum Towers, Suite 530 Lafayette, LA 70503 and our mailing address is P.O. Box 52523, Lafayette, LA, 70505. Our telephone number is (337) 984-2000.

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

Another component of our business consists of selling pipe and equipment used in exploration, drilling, and production of oil and gas.  The manufactured pipe and equipment is supplied to us by various steel mills in finished or unfinished form for us to process. Before the pipe and equipment is offered to our customers for sale, it must undergo further processing, such as blasting, threading, coating, and non-destructive testing inspection before being turned into a final product. We only sell oilfield pipe and equipment that has passed inspection and meets or exceeds API (American Petroleum Institute) and/or customer specifications.

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

We operate year-round, 24 hours a day, seven days a week when needed, and the number of employees has exceeded  200; however, due to the market slowdown and BP accident in the Gulf of Mexico, the number of current employees is down to approximately 55.  The Board of Directors has suspended the C.E.O. George M. Sfeir and others pay due to the losses the company has suffered. The company will continue to suspend other employees when needed until the market and the price of oil improves.

Today, we continue to serve the energy industry by manufacturing and maintaining proprietary systems that detect, and collect all available defects and wall thickness and outside diameter/ovality readings and store them in their proper position on the pipe, produce a three-dimensional image of the pipe, and allow the engineer to simulate burst, collapse, and pull apart the pipe on the computer prior to drilling. This helps energy companies reach reserves that otherwise cannot be reached with present technology. As a result of this advanced technology, the American Petroleum Institute (API) appointed Mr. George M. Sfeir, to serve on their 2008 committee for non-contact inspection. Technical Industries, Inc. developed and have been awarded US Patent No. 7,263,887 , and U.S. 7.401.518, and U.S. 7,401,518B2 and Chinese Patent No. 200480012199.4 and other international patent s pending .

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

WE ARE IN A HIGHLY COMPETITIVE MARKET AND WE ARE UNSURE AS TO WHETHER OR NOT THERE WILL BE ANY CONSUMER DEMAND FOR OUR PRODUCTS AND SERVICES.

Some of our competitors are much larger and better capitalized than we are. It may be possible  that our competitors will better address the same market opportunities that we are addressing. These competitors, either alone or with collaborative partners, may succeed in developing business models that are more effective or have greater market success than our own. The Company is especially susceptible to larger manufacturers that invest more money in research and development. Moreover, the market for our products is large but highly competitive. There is little or no hard data that substantiates the demand for our products or how this demand will be segmented. It is possible that there will be low consumer demand for our products, or that interest in our products could decline or die out, which would cause us to be unable to sustain our operations.

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

ITEM 3.            LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company , our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market. At December 31, 2010 and 2009 , inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2009 to December 31, 2010

At December 31, 2010, total assets amounted to  $11,271,020 compared to $15,883,341 at December 31, 2009, a decrease of $4,612,321 , or 29.0% .   The decrease is primarily due to a decrease in inventory of $2,069,394, a decrease in accounts receivable of  $623,014, a decrease of property and equipment of $1,125,75 1 and a decrease in the Company’s cash of $ 1,203,672 .   These decreases were offset by an increase in the Company’s deferred tax asset of $688,748 .

Our liabilities at December 31, 2010, totaled $5,926,493 compared to $9,142,014 at December 31, 2009 , a decrease $3,215,521 , or  35.2% .   The decrease is primarily due to a decrease in accounts payable of $3,191,919   and a decrease in deferred taxes payable of $388,894. These decreases were partially offset by an increase in accrued rent of $150,000 and an increase in notes payable of $141,542.

Total stockholder’s equity decreased from $6,741,327 at December 31, 2009, to $5,344,527 at December 31, 2010.  This decrease was due to net loss from BP accident in the Gulf of Mexico generated for the year ended December 31, 2010 of $1,522,527 offset by the issuance of 115,500 shares of the Company’s common stock in exchange for services performed in the amount of $125,745 .

Cash and Cash Equivalents

The decrease in cash and cash equivalents was primarily due to the Company’s net operating loss for the year.

Inventory

We began purchasing pipe for sale to customers in late 2007. This was an opportunity for us to expand our services to our customers.  Inventory of pipe at December 31, 2010 was $3,494,163 compared to 5,563,557 at December 31, 2009.  It is anticipated that the Company will continue its efforts to expand its sales of oilfield pipe. This decrease is primarily attributable to $1,866,777   pipe inventory returned to the vendor during 2010.

Property and Equipment

The decrease in property and equipment is primarily due to the slowdown in the national and global economies during 2009 and 2010. The Abbeville facility, which was ready for operation  in late 2007, was developed in order to serve the deep wells in the Gulf of Mexico. However, due to the recent BP Macondo accident and the slowdown in the oil and gas industry, we have not been able to maximize the capacity of this facility.  As a result, we cancelled equipment orders and returned some equipment to suppliers in 2009. The equipment pertaining to the cancelled orders and returned to suppliers was recognized as construction in progress at December 31, 2008. The amount of the order canceled with the supplier totaled approximately $3.3 million. In 2010,  we began utilizing the facility on a limited basis, but determined to sell equipment with a cost of $736,000 and a net book value of $516,952 for $173,000 in order to generate cash flow for operations. Additionally, depreciation expense in the amount of $933,178 accounted for most of the decrease during the year.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the year ended December 31, 2010, our deferred tax asset associated with the net operating loss, federal contributions, capital loss carry   forwards, and general business credits have been increased by $660,664 to a balance of $734,175 at December 31, 2010.  This balance includes a provision of $17,929 associated with certain net operating losses recognized at the state level for which there is not sufficient net income generated to fully offset the balance.

Accounts Payable

Accounts payable at December 31, 2010 totaled $153,157 compared to $3,345,076 at December 31, 2009, a decrease of $3,191,919.   This decrease is primarily due to the return of pipe acquired in 2009 and returned to the vendor during 2010.  We reduced our inventory asset and vendor payable by approximately $3.1 million.

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
Discussion of Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Revenues

Our revenue for the year ended December 31, 2010, was $2,788,683 compared to $6,863,367 for the year ended December 31, 2009, a decrease of $4,074,684, or 59.4%. The decrease is attributable primarily to the lack of inspection fees which decreased $3,252,214 from $4,507,762 in the year ended December 31, 2009 to  $2,041,506  during the year ended December 31, 2010. This was a result of the moratorium on deep water drilling in the Gulf of Mexico due the British Petroleum oil disaster. This decrease was accompanied by loss of additional income from rebillable job supplies which decreased $543,533 from $1,040,113 in 2009 to $496,580 in the year ended December 31, 2010.  We store pipe and equipment inventory for our customers and expanded our facility in 2010 to accommodate other pipe manufacturers and distributors and our storage fees only decreased $358,015.

The following table presents the composition of revenue for the year December 31, 2010 and 2009:

Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Inspection Fees	$2,041,506	60.1%	$4,507,761	65.7%	$(2,466,255)
Sale of Pipe	$168,327	5.0%	$75,073	1.1%	$93,254
Storage Fees	$817,188	24.1%	$1,175,203	17.1%	$(358,015)
Other Income	$365,277	10.8%	$1,105,330	16.1%	$(740,053
Total Revenue	$3,392,298	100.0%	$6,863,367	100.0%	$(3,471,069

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

During the year ended December 31, 2008,  as a conservative measure, our accountants took back into our inventory from a customer, pipe that had been sold in the second quarter of 2009, a lawsuit filed by the customer to take back the pipe. The sale associated with the pipe was reversed in the third quarter of 2008 , and the cost of the pipe returned to us was added back into inventory. Upon further inspection of the pipe returned to us, we noted that a certain amount of the pipe was damaged due to bad maintenance by the customer. We have since repaired the pipe and have charged the cost of repair back to the customer and believe the pipe should be listed at market value; however our accountant and auditors recorded based on GAAP rules.  As such, we reduced the recorded value of this pipe to its estimated scrap market value. This adjustment was recognized in our cost of sales and reduced our overall profit until the matter is resolved.

The following table presents the composition of cost of revenue for the year ended December 31, 2010 and 2009:

Cost of Revenue:	2010 Dollars	Percentage	2009 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$600,175	22.3%	$1,263,431	33.1%	$(663,256)
Materials and Supplies	$479,015	17.8%	$238,608	6.3%	$240,407
Subcontract Labor	$454,140	16.9%	$735,701	19.3%	$(281,561)
Depreciation and amortization	$886,254	33.0%	$688,943	18.1%	$197,311
Maintenance	$48,714	1.8%	$278,675	7.3%	$(229,961)
Insurance	$119,622	4.5%	$155,088	4.0%	$(35,466)
Other	$99,077	3.7%	$454,810	11.9%	$(355,733)
Total Cost of Revenue	$2,686,998	100.0%	$3,815,256	100.0%	$(1,128,258)

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

Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $25,348 for the year ended December 31, 2010, compared to an investment income of $13,020 for the year ended December 31, 2009.  For the year ended December 31, 2010, we recognized a gain of $14,091 from our investment in ITO Ventures, LLC, as well as recognized interest and dividend income of $11,256. At December 31, 2010, the investment account consisted solely of cash equivalents.

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

Discussion of Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Capital Resources and Liquidity

At December 31, 2010, we had $ 453,658 in cash and cash equivalents, which included two investment accounts, consisting of cash equivalents, with a fair value of $26,703.  Our cash outflows have consisted primarily of expenses associated with continued operations.  Cash outflows for investing purposes have consisted primarily the acquisition of equipment and other technology to better serve our customers.  Most of the cost of those acquisitions have been offset by the sale of excess equipment.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
George Sfeir, President, Chief Executive Officer	2010	$104,000	0	0	0	0	0	0	$104,000
and Director	2009	$32,949	0	0	0	0	0	0	$32,949

Chongyuan Zhu,	2010	$37,310	$2,800	0	0	0	0	0	$40,110
Chief Financial Officer and Secretary	2009	$36,231	0	0	0	0	0	0	$36,231

Edmund J. Baudoin, Jr.,	2010	$53,794	$2,864	0	0	0	0	0	$56,658
Treasurer	2009	$49,478	0	0	0	0	0	0	$49,478

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

Dated: April 20, 2011

By /s/ George M. Sfeir
George M. Sfeir,
President,
Chief Executive Officer,

By /s/ Amer T. Salhi
Amer T. Salhi,
Chief Financial Officer,
Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	April 20 2011
George M. Sfeir	Chief Executive Officer,

Signature	Title	Date

/s/ Amer T. Salhi	Chief Financial Officer,	April 20, 2011
Amer T. Salhi	Principal Accounting Officer Secretary