Form 10-Q
period 2011-03-31
ENERGY & TECHNOLOGY CORP.
filed 2011-05-16
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2011: 168,963,900 shares of common stock.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

March 31, 2011

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

SIGNATURE

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Energy & Technology, Corp. (the “Company”) and our subsidiary, Technical Industries, Inc. (TII), Energy Technology Manufacturing and Threading, LLC (ETMT), and Energy Pipe, LLC (EP), a variable interest entity, that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company, TII, ETMT, and EP (sometimes referred to herein on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$234,738	$453,658
Accounts Receivable
Trade, Net	130,938	444,023
Other	24,826	17,638
Inventory	3,489,611	3,494,163
Prepaid Expenses	32,761	48,891
Deferred Tax Asset	729,603	462,259

Total Current Assets	4,642,477	4,920,632

Property and Equipment, Net	5,539,814	5,691,289

Other Assets
Patent, net	472,566	479,763
Deferred IPO Expenses	72,520	72,520
Deposits	4,988	4,988
Other Assets	50,857	101,828

Total Other Assets	600,931	659,099

Total Assets	$10,783,222	$11,271,020

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets (Continued)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$231,211	$234,567
Accounts Payable	158,321	153,157
Accrued Payroll and Payroll Liabilities	94,288	56,725
Accrued Rent	1,525,000	1,487,500
Customer Deposits	551,075	551,075
Income Taxes Payable	19,022	19,022

Total Current Liabilities	2,578,917	2,502,046

Long-Term Liabilities
Notes Payable	560,638	593,979
Deferred Taxes Payable	958,360	954,470
Due to Affiliates	1,829,449	1,875,998

Total Long-Term Liabilities	3,348,447	3,424,447

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
168,909,500 Shares and 168,795,500 Shares Issued and Outstanding
at March 31, 2011 and Decemberr 31, 2010, Respectively	168,910	168,796
Discount on Capital Stock	(115,100)	(115,100)
Paid-In Capital	4,244,597	4,237,741
Retained Earnings	557,451	1,053,090

Total Stockholders' Equity	4,855,858	5,344,527

Total Liabilities and Stockholders' Equity	$10,783,222	$11,271,020

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$180,732	$888,659

Cost of Revenues
Depreciation	169,256	208,060
Labor and Related Costs	145,297	171,252
Subcontract Labor	135,781	169,404
Materials and Supplies	22,197	16,240
Insurance	18,026	31,486
Other Costs	16,060	34,644
Repairs and Maintenance	14,250	18,454

Total Costs of Revenues	520,867	649,540

Gross (Loss) Profit	(340,135)	239,119

Operating Expenses
Salaries and Wages	115,448	315,202
Rent	65,586	66,722
Professional Services	59,990	74,677
Depreciation	40,952	30,263
Travel, Lodging and Meals	15,810	31,159
Office	14,716	15,352
Utilities	10,905	12,241
Communications	9,574	10,771
Patent Amortization	7,196	7,196
Repairs and Maintenance	5,952	8,468
Other	33,921	26,176

Total Operating Expenses	380,050	598,227

(Loss) Income from Operations	(720,185)	(359,108)

Other Income (Expense)
Other Income	604	475,323
Gain on Sale of Assets	-	428
Investment Income	346	4,640
Interest Expense	(39,858)	(36,005)

Total Other Income (Expense)	(38,908)	444,386

(Loss) Income before Income Taxes	(759,093)	85,278

Provision for Income Taxes	(263,454)	33,125

Net (Loss) Income	$(495,639)	$52,153

(Loss) Earnings per Share - Basic	NM	$0.01

(Loss) Earnings per Share - Diluted	NM	$0.01

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock
			Discount on	Additional		Total
			Capital	Paid-In	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January 1, 2010	53,580,000	$53,580	$-	$4,112,112	$2,575,635	$6,741,327

Bonus shares issued	88,000	88	-	94,952	-	95,040

Net Income	-	-	-	-	52,153	52,153

Balance at March 31, 2010	53,668,000	$53,668	$-	$4,207,064	$2,627,788	$6,888,520

Balance at January 1, 2011	168,795,500	$168,796	$(115,100)	$4,237,741	$1,053,090	$5,344,527

Bonus shares issued	114,000	114	-	6,856	-	6,970

Net Income (Loss)	-	-	-	-	(495,639)	(495,639)

Balance at March 31, 2011	168,909,500	$168,910	$(115,100)	$4,244,597	$557,451	$4,855,858

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31

	2011	2010
Cash Flows from Operating Activities
Net (Loss) Income	$(495,639)	$52,153
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	210,208	228,858
Stock issued as Bonus	6,970	95,040
Amortization of Patent Costs	7,196	7,195
Deferred Income Taxes	(263,454)	(27,685)
Changes in Assets and Liabilities
Trade Receivables	313,085	799,864
Other Receivables	(7,188)	1,475
Inventory	4,552	-
Prepaid Expenses	16,130	7,883
Accounts Payable	5,164	(1,248,458)
Accrued Payroll and Payroll Liabilities	37,564	50,374
Income Taxes Payable	-	60,810
Accrued Rent	37,500	37,500

Net Cash (Used in) Provided by Operating Activities	(127,912)	65,009

Cash Flows from Investing Activities
Increase in Other Assets	50,971	(797)
Purchase of Property and Equipment	(58,733)	(68,780)

Net Cash Used in Investing Activities	(7,762)	(69,577)

Cash Flows from Financing Activities
Net (Principal Repayments) Borrowings from Affiliates	(46,549)	24,374
Net (Principal Repayments) Borrowings on Notes Payable	(36,697)	(51,559)

Net Cash Used in Financing Activities	(83,246)	(27,185)

Net (Decrease) Increase in Cash and Cash Equivalents	(218,920)	(31,753)

Cash and Cash Equivalents, Beginning of Year	453,658	1,657,330

Cash and Cash Equivalents, End of Year	$234,738	$1,625,577

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	30,208	9,201
Cash Paid During the Period for Taxes	-	-

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

We are headquartered in Lafayette, Louisiana with a branch office and production facilities in Houston, Texas and Abbeville, Louisiana. We offer several services, which can be described as engineering, manufacturing, reclamation, sales, and non-destructive testing (“NDT”) services, storage, maintenance for pipe and equipment utilized in the energy industry.

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

We also manufacture our own proprietary ultrasonic NDT electronic equipment systems, which perform the NDT services including ultrasonic inspection, electromagnetic inspection and others. The layout and design of the systems’ physical components are produced and tested by our engineers. Once the design has passed testing, the individual components are built into the design. Some of the components, such as the circuit boards, may be assembled by a third party before being incorporated into the design. Last, the final assembly is integrated with proprietary inspection software developed by our programmers.

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Technical Industries, Inc., the accounts of Energy Technology Manufacturing and Threading LLC, and the accounts of Energy Pipe, LLC (a variable interest entity).  All significant intercompany balances and transactions have been eliminated.

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

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Provisions for uncollectible amounts are determined based on management’s estimate of collectability

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2011 and at December 31, 2010, inventory consisted of pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the three months ended March 31, 2010, three customers made up approximately 55% of the Company’s revenues, and one customer made up approximately 78% of the Company’s receivable balance at March 31, 2010.  For the three months ended March 31, 2011, two customers made up approximately 35% of the Company’s revenues, and approximately 13% of the Company’s receivable balance at March 31, 2011.

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

In January 2010, the FASB issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy became effective for the Company on January 1, 2011 with no impact on its financial statements.  The remaining disclosure requirements and clarifications made by the new guidance became effective January 1, 2010 with no impact on its financial statements.

In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not  that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This new authoritative guidance became effective on January 1, 2011 with no impact on the Company’s financial statements.

In January 2011, the FASB issued authoritative guidance that deferred the effective date of disclosure requirements for public entities about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, which is concurrently being addressed by the FASB.  The guidance is anticipated to be effective for interim and annual reporting periods ending after June 15, 2011.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5.   Major Customers

For the three months ended March 31, 2011, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these three customers were approximately 35% of total revenues, and the total balance due from these two customers at March 31, 2011 was $224,272, of which $200,680 has been included in the allowance for bad debts.

Note 6.   Related Party Transactions

Included in due to affiliates is $1,476,353 and $1,447,405 at March 31, 2011 and December 31, 2010, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $28,948 and $26,804 for the three month periods ended March 31, 2011 and 2010, respectively.

Note 7.   Earnings per Share

The weighted average common shares outstanding amounted to 168,884,811 and 53,600,533 for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at March 31, 2011 or December 31, 2010, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at March 31, 2011 and December 31, 2010, should not necessarily be considered to apply at subsequent dates.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Fair Value Disclosures (Continued)

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	March 31, 2011		31-Dec-10
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$234,738	$234,738	$453,658	$453,658

Financial liabilities:
Notes Payable	$791,849	$791,849	$828,546	$828,546
Due to Affiliates	1,829,449	1,829,449	1,875,998	1,875,998
	$2,621,298	$2,621,298	$2,704,544	$2,704,544

Note 9.    Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2011.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Energy Technology Manufacturing & Threading, LLC’s new facility has been completed and is fully operational.  This facility is capable of threading, bucking, and repair of drill pipe, casing, and tubing up to 11 7/8” diameter. The plant is equipped with a Computer Controlled lathe accurate to within the most critical of tolerances, and has the capability to manufacture, thread, repair, and manufacture pup joints and marker joints to any length the customer requires, as well as to machine any threads for which specs can be furnished. Technicians have between 10 and 34 years of experience in the manufacturing and threading industry. This new facility brings ENGT one step closer to its goal of supplying all tubular services under one roof.

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

Foreign Trade Zone Status

Energy & Technology, Corp. has selected the well known auditing and financial consulting firm KPMG to assist the Company in meeting the requirements to establish a Foreign Trade Zone at its Houston, Texas facility.  KPMG has started the initial feasibility analysis with the formal application to follow. The establishment of a Foreign Trade Zone is expected to produce a substantial increase in the Company’s ability to sell to overseas markets, and make the Company a far more attractive distribution partner for foreign manufacturers. Management feels that market share could be taken through a successful designation as an FTZ subzone.

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

Diversification

Energy & Technology, Corp. has diligently worked to diversify its business model by adding sales, service, and storage of OCTG and all types of oilfield pipe, as well as equipment leasing and sales. The Company’s new threading and repair facility, located on our Houston campus, became operation in July 2010.  Additional growth will come domestically, but management feels that overseas expansion is critical to the ultimate success of the business plan.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2011, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2010 to March 31, 2011

At March 31, 2011, total assets amounted to $10,783,222 compared to $11,271,020 at December 31, 2010, a decrease of $487,798, or 4.3%. The decrease is primarily due to a decrease in cash of $218,920, a decrease in accounts receivable of $313,085, and a decrease of property and equipment of $151,475, partially offset by an increase in deferred tax asset of $267,344.

Our liabilities at March 31, 2011, totaled $5,927,364 compared to $5,926,493 at December 31, 2010, an increase of $871. The increase is primarily due to an increase in accrued payroll and payroll liabilities of 37,563, an increase in accrued rent of $37,500, partially offset by a decrease in notes payable of $36,697 and a decrease in other loans from affiliates of $46,549.

Total stockholder’s equity decreased from $5,344,527 at December 31, 2010, to $4,855,858 at March 31, 2011. This decrease was due to the issuance of 14,000 shares of common stock offset by the net loss for the quarter.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $234,738 at March 31, 2011, a decrease of $218,920 from the balance of $453,658 at December 31, 2010. The decrease in cash and cash equivalents was primarily due to our investment in property and equipment, primarily within our Houston facility, as well as repayment of debt during the three months ended March 31, 2011.

Inventory

We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe, even though the market has contracted substantially due to the current economy.

Property and Equipment

The decrease in property and equipment is primarily due to the depreciation for the three months ended March 31, 2011 of $210,208.  The Company completed construction of a new building and equipment at our Houston, TX facility.  This facility, which became operational in July of 2010, was developed in order to add pipe threading services for our customers.  Additions totaling $58,733 were purchased in the three months March 31, 2011.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the three months ended March 31, 2011, our deferred tax asset was increased by $267,344.  We have increased our deferred income tax liability by $3,890 due to the change in book and tax depreciation differences.

Accounts Payable

Accounts payable at March 31, 2011 totaled $158,321 compared to $153,157 at December 31, 2010, an increase of $5,164.  This nominal increase is due to the normal operations and payments within 30 to 45 days of receipt of invoices.

Discussion of Results of Operations for the Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Revenues

Our revenue for the three months ended March 31, 2011, was $180,732 compared to $888,659 for the three months ended March 31, 2010, a decrease of $707,927 or 79.7%.  The decrease is attributable primarily to decreased inspection fees attributable to the current recession.

The following table presents the composition of revenue for the three months ended March 31, 2011 and 2010:

	2011		2010		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection Fees	$116,302	64.3%	$515,693	58.1%	$(399,391.00)
Storage Fees	10,666	5.9%	305,110	34.3%	(294,444)
Pipe and Other Equipment Sales	45,146	25.0%	-	0.0%	45,146
Other Income	8,618	4.8%	67,856	7.6%	(59,238)
Total Revenue	$180,732	100.0%	$888,659	100.0%	$(707,927)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended March 31, 2011, was $520,867, or 288.2% of revenues, compared to $649,540, or 73.1% of revenues, for the three months ended March 31, 2010. The overall decrease in our cost of revenue is primarily due to our decreased sales.  The increase in cost of revenue as a percentage of revenues was due to the fixed costs which are included in operations.

The following table presents the composition of cost of revenue for the three months ended March 31, 2011 and 2010:

	2011		2010		Variance
Cost of Revenue	Dollars	Percentage	Dollars	Percentage	Dollars

Depreciation	$169,256	32.5%	$208,060	32.1%	$(38,804)
Labor and Related Costs	145,297	27.9%	171,252	26.4%	(25,955)
Subcontract Labor	135,781	26.1%	169,404	26.1%	(33,623)
Materials and Supplies	22,197	4.3%	16,240	2.5%	5,957
Insurance	18,026	3.5%	31,486	4.8%	(13,460)
Other Costs	16,060	3.1%	34,644	5.3%	(18,584)
Repairs and Maintenance	14,250	2.7%	18,454	2.8%	(4,204)
Total Costs of Revenues	$520,867	100.0%	$649,540	100.0%	$(128,673)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended March 31, 2011, our operating expenses totaled $380,050 as compared to $598,227 in 2010, representing a decrease of $218,177, or 36.5%.  The largest components of our operating expenses for 2011 consist of salaries and wages, rent, professional fees, and depreciation expense.  Salaries and wages for general and administrative personnel was $115,448 for the three months ended March 31, 2011, compared to $315,202 for the three months ended March 31, 2010, a decrease of $199,754, or 63.4%.  During the three months ended March 31, 2010, the Company issued 88,000 shares of common stock valued at $95,040 as bonuses.  During the three months ended March 31, 2011, the Company issued 114,000 shares of common stock valued at $6,970 for bonuses and for vendor services.

Rent expense totaled $65,586 for the three months ended March 31, 2011, as compared to $66,722 for the three months ended March 31, 2010, a decrease of $1,136, or 1.7%.  Rent expense for both the three months ended March 31, 2011, and for the three months ended March 31, 2010, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes

Professional services expense decreased from $74,677 for the three months ended March 31, 2010, to $59,990 for the three months ended March 31, 2011, a decrease of $14,687, or 19.7%.  The decrease is primarily a result of management’s ability to control expenses, including legal and accounting fees.

Other operating expenses decreased from $141,626 for the three months ended March 31, 2010 to $139,026 for the three months ended March 31, 2011, a decrease of $13,289, or 11.7%.  Other operating expenses consist primarily of office expenses, sales, and travel expenses.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and other income resulting from the settlement during the quarter ended March 31, 2010, of a lawsuit with a major pipe supplier that relates to pipe purchased in 2008. Other income totaled $604 for the quarter ended March 31, 2011.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a gain of $346 for the three months ended March 31, 2011, compared to income of $4,640 for the three months ended March 31, 2010.

Interest expense totaled $39,858 for the three months ended March 31, 2011, as compared to $36,005 for the three months ended March 31, 2010, an increase of $3,853, or 10.7%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to new financing during 2010 and the first quarter of 2011, which was obtained to finance expansion and equipment.

During 2010, the Company entered into a settlement with North American Interpipe, Inc. whereby they paid $1 in exchange for forgiveness of all accounts payable balances in the amount of $1,298,074.  In addition, the company forgave accounts receivable balances totaling $919,751 offset by an allowance for doubtful accounts of $97,000.  The net effect of the settlement in addition to reducing accounts payable and accounts receivable resulted in the recognition of $475,323 in other income.

Provision for income taxes

For the three months ended March 31, 2011, we reported an income tax benefit of $263,454 compared to income tax expense of $33,125 for the three months ended March 31, 2010, a difference of $296,579 or 895.3% which is the result of the net loss for the quarter.

Comparative financial information for the first quarters ending March 31:

	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2009	2008	2007

Revenues, for the first quarter	$180,732	$888,659	$2,446,072	$1,439,896	$613,187
Cost of Revenues	520,867	649,540	1,133,015	555,168	304,477

Gross Profit (Loss)	(340,135)	239,119	1,313,057	884,728	308,710

Operating Expenses:
General & Administrative Expenses	339,098	567,964	429,800	263,035	135,387
Depreciation	40,952	30,263	36,733	17,187	15,487

Total Operating Expenses	380,050	598,227	466,533	280,222	150,874

Income (Loss) from Operations	(720,185)	(359,108)	846,524	604,506	157,836

Other Income (Expense)	(38,908)	444,386	22,560	(20,101)	(30,522)

Income Before Income Taxes	(759,093)	85,278	869,084	584,405	127,314

Provision for Income Taxes	(263,454)	33,125	291,652	232,246	48,762

Net Income(Loss)	$(495,639)	$52,153	$577,432	$352,159	$78,552

Capital Resources and Liquidity

As of March 31, 2011 we had $234,738 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations, and the construction on our Houston facility. These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4T.  Controls and Procedures

a)  Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

b)  Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company currently carries 5 million U. S. Dollars ($5,000,000) in insurance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY CORP.

Date: May 16, 2011	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director

Date: May 16, 2011	By:	/s/ Amer Salhi
Amer Salhi
Chief Financial Officer