Form 10-Q
period 2011-06-30
ENERGY & TECHNOLOGY CORP.
filed 2011-08-15
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2011

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
Yes ☐           No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

According to the Company’s only transfer agent of record, Olde Monmouth StockTransfer Agent’slatest records, the number of shares outstanding of each of the Company’s classes of common equity, as of August15, 2011,is168,963,900 shares of common stock.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

June 30, 2011

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

SIGNATURE

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Energy & Technology, Corp. (the “Company”) and our subsidiaries, Technical Industries, Inc. (TII), Energy Pipe, LLC(EP), (a variable interest entity), and Energy Technology Manufacturing & Threading, LLC (ETMT), (avariable interest entity), that are subject to risks and uncertainties. Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts. Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company, TII, and Energy Pipe, LLC (sometimes referred to herein on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets Current Assets
Cash and Cash Equivalents	$56,834	$453,658
Accounts Receivable
Trade, Net	120,765	444,023
Other	23,624	17,638
Inventory	3,447,977	3,494,163
Prepaid Expenses	17,550	48,891
Deferred Tax Asset	1,003,916	462,259

Total Current Assets	4,670,666	4,920,632

Property and Equipment, Net	5,355,253	5,691,289

Other Assets
Patent, net	465,370	479,763
Deferred IPO Expenses	72,520	72,520
Deposits	4,988	4,988
Other Assets	116,090	101,828

Total Other Assets	658,968	659,099

Total Assets	$10,684,887	$11,271,020

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets (Continued)

	June 30 2011	December 31, 2010
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity Current Liabilities
Current Maturities of Notes Payable	$213,642	$234,567
Accounts Payable	159,380	153,157
Accrued Payroll and Payroll Liabilities	31,497	56,725
Accrued Rent	1,562,500	1,487,500
Customer Deposits	551,075	551,075
Income Taxes Payable	3,429	19,022

Total Current Liabilities	2,521,523	2,502,046

Long-Term Liabilities
Notes Payable	512,008	593,979
Deferred Taxes Payable	907,771	954,470
Due to Affiliates	2,338,226	1,875,998

Total Long-Term Liabilities	3,758,005	3,424,447

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 168,963,900 Shares and 168,795,500 shares Issued and Outstanding
December 3, 200, respectively, wh 81,036,100 Share at June 30, 2011 and December 31, 2010, Respectively	168,964	168,796
Discount on Common Stock	(115,100)	(115,100)
Paid-In Capital	4,255,477	4,237,741
Retained Earnings	96,018	1,053,090

Total Stockholders' Equity	4,405,359	5,344,527

Total Liabilities and Stockholders' Equity	$10,684,887	$11,271,020

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$411,923	$715,407	$592,655	$1,604,066

Cost of Revenues
Labor and Related Costs	93,949	123,620	239,246	294,872
Subcontract Labor	106,929	161,192	242,710	330,596
Depreciation	170,234	192,793	339,490	395,863
Repairs and Maintenance	159,518	4,902	173,768	23,356
Materials and Supplies	58,402	12,183	80,599	28,423
Other Costs	22,149	26,433	38,209	61,077
Insurance	26,145	29,109	44,171	60,595

Total Cost of Revenues	637,326	550,232	1,158,193	1,194,782

Gross (Loss) Profit	(225,403)	165,175	(565,538)	409,284

Operating Expenses
Salaries and Wages	115,413	242,043	230,861	557,245
Professional Services	128,030	121,746	188,020	196,423
Rent	66,598	65,774	132,184	132,496
Depreciation	41,461	26,305	82,413	61,558
Travel, Lodging and Meals	30,642	59,168	46,452	90,327
Office Supplies and Expenses	13,243	14,446	27,959	29,798
Utilities	10,700	9,283	21,605	21,524
Communications	13,542	12,076	23,116	22,847
Repairs and Maintenance	10,459	23,182	16,411	31,650
Patent Amortization	7,197	7,197	14,393	14,393
Other	74,502	50,550	108,423	76,726

Total Operating Expenses	511,787	631,770	891,837	1,234,987

Loss from Operations	(737,190)	(466,595)	(1,457,375)	(825,703)

Other Income (Expense)
Other Expense	(9,692)	-	(9,088)	475,323
Gain (Loss) on Sale of Assets	-	23,248	-	23,676
Investment Income	(80)	3,572	266	8,212
Interest Expense	(39,373)	(36,965)	(79,231)	(72,970)

Total Other Income (Expense)	(49,145)	(10,145)	(88,053)	434,241

Loss Before Provision for Income Taxes	(786,335)	(476,740)	(1,545,428)	(391,462)

Provision for Income Taxes	(588,356)	(173,713)	(588,356)	(140,588)

Net Loss	$(197,979)	$(303,027)	$(957,072)	$(250,874)

Loss per Share - Basic	NM	NM	NM	NM

Loss per Share - Diluted	NM	NM	NM	NM

NM-Amount not meaningful

See notes to consolidated financial statements

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
			Discount on	Additional		Total
	Common Stock		Capital	Paid-In	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January 1, 2010	53,580,000	$53,580	$-	$4,112,112	$2,575,635	$6,741,327
Bonus shares issued	88,000	88	-	94,952	-	95,040
Net Loss	-	-	-	-	(250,874)	(250,874)

Balance at June 30, 2010	53,668,000	$53,668	$-	$4,207,064	$2,324,761	$6,585,493

Balance at January 1, 2011	168,795,500	$168,796	$(115,100)	$4,237,741	$1,053,090	$5,344,527
Bonus shares issued	168,400	168	-	17,736	-	17,904
Net Loss	-	-	-	-	(957,072)	(957,072)

Balance at June 30, 2011	168,963,900	$168,964	$(115,100)	$4,255,477	$96,018	$4,405,359

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(957,072)	(250,874)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities
Depreciation	421,903	457,421
Amortization of Patent Costs	14,393	14,393
Gain on Sale of Property and Equipment	-	(23,248)
Deferred Income Taxes	(588,356)	(206,406)
Issuance of Stock	17,904	95,040
Changes in Assets and Liabilities
Trade Receivables	323,258	638,096
Other Receivables	(5,986)	2,808
Inventory	46,186	1,866,777
Prepaid Expenses	31,341	26,767
Accounts Payable	6,223	(3,168,207)
Accrued Payroll and Payroll Liabilities	(25,228)	(4,514)
Income Taxes Payable	(15,593)	19,496
Accrued Rent	75,000	75,000

Net Cash Used in Operating Activities	(656,027)	(457,451)

Cash Flows from Investing Activities
Increase in Other Assets	(14,262)	42,714
Increase in Patent Costs	-	(43,287)
Sale of Property and Equipment	-	262,431
Purchase of Property and Equipment	(85,867)	(249,228)

Net Cash (Used in) Provided by Investing Activities	(100,129)	12,630

Cash Flows from Financing Activities
Borrowings from Affiliates	462,228	28,998
Borrowings (Principal Repayments) on Notes Payable	(102,896)	152,969

Net Cash Provided by Financing Activities	359,332	181,967
Net Decrease in Cash and Cash Equivalents	(396,824)	(262,854)

Cash and Cash Equivalents, Beginning of Year	453,658	1,657,330

Cash and Cash Equivalents, End of Year	$56,834	$1,394,476

Cash Paid During the Period for Interest	$21,335	$19,362

Cash Paid During the Period for Income Taxes	$20,634	$46,322

See notes to consolidated financial statements

ENERGY &TECHNOLOGY, CORP.
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

We operate year-round, 24 hours a day, seven days a week when needed, and the number of employees has exceeded 200, however, due to the market slowdown and BP accident in the Gulf of Mexico, the number of current employees is down to approximately 40.

ENERGY &TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.   Organization(Continued)

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

We serve customers in Houston, Texas, Newfoundland, Canada, and Lafayette, Abbeville, Louisiana, the Rockies, and we are expanding to Saudi Arabia, Egypt, UAE, Mexico, and other parts of the World. Our customer base of over 50 accounts consists of oil companies, steel mills, material suppliers, drilling companies, material rental companies, and engineering companies. We handle regular projects and specialize in deep water projects including BP Crazy Horse, ExxonMobil Alabama Bay and ExxonMobil GrandCanyon, Sakhalin Island and Caspian Sea, Texas A&M University Ocean Explorer, and other projects.Additional services include full-length electromagnetic inspection for oil-field pipe and equipment and full length ultrasonic inspection systems for new and used tubing, casing and line-pipe, wet or dry Magnetic Particle Inspection ("MPI"); Dye Penetrant Testing ("PT"), or Ultrasonic Testing of the End Areas ("UT SEA") of plain end and threaded connections, including drill collars and drilling rig inspection; mill systems and mill surveillance; testing and consulting services. Today we continue to serve the energy industry niche by manufacturing and maintaining proprietary systems that are capable of detecting defects through the use of our patented technology.

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Technical Industries, Inc., the accounts of Energy Pipe, LLC (a variable interest entity), and the accounts of Energy Technology Manufacturing & Threading, LLC (a variable interest entity).  All significant intercompany balances and transactions have been eliminated.

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

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2011 and at December 31, 2010, inventory consisted of pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the six months ended June 30, 2011, three customers made up approximately 47% of the Company’s revenues, and two customers made up approximately 66% of the Company’s receivable balance at June 30, 2011.  For the six months ended June 30, 2010, four customers made up approximately 55% of the Company’s revenues, and approximately 52% of the Company’s receivable balance at June 30, 2010.

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

Note 5.   Major Customers

For the six months ended June 30, 2011, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these three customers were approximately 47% of total revenues, and the total balance due from these three customers at June 30, 2011 was $200,668.

Note 6.   Related Party Transactions

Included in due to affiliates is $1,505,301 and $1,447,405 at June 30, 2011 and December 31, 2010, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $19,299 and $17,869 for the six month periods ended June 30, 2011 and 2010, respectively.

Note 7.   Earnings per Share

The weighted average common shares outstanding amounted to 53,668,000 and 53,634,453 for the three months ended and the six months ended June 30, 2010, and 168,909,500 and 168,963,900 for the three months ended and six months ended June 30, 2011, respectively.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2011 or December 31, 2010, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at June 30, 2011 and December 31, 2010, should not necessarily be considered to apply at subsequent dates.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 8.   Fair Value Disclosures (Continued)

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment. The estimated fair values of the Company's financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$56,834	$56,834	$453,658	$453,658

Financial liabilities:
Notes Payable	$725,650	$725,650	$828,546	$828,546
Due to Affiliates	2,265,690	2,265,690	1,875,998	1,875,998
	$2,991,340	$2,991,340	$2,704,545	$2,704,545

Note 9.   Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2011.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Key Ongoing Operational Processes:

Update ISO Certification

Energy & Technology, Corp. recognizes that quality is every bit as important as price and prompt service. This is even truer of the Company’s typical client, who often contracts for services that other companies are not able to provide. In response to our clients’ requirements, the Company has obtained the latest API 5CT, Q1 and TS and ISO:9001 and has recently extended the certifications to include Energy Technology Manufacturing and Threading LLC, by API and Moody’s, recognized in the industry as representing the highest quality control available. As the Company’s business lines are very synergistic, management feels that it can leverage this dominant position to increase share in the markets in which it competes, and likely more in the critical service arena.

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

Increased Sales and Marketing Effort

Energy & Technology, Corp. has grown over the historical period without an aggressive marketing and sales effort. New business was generated from referrals, technical sessions given to oil and gas and industry related companies, the Company website, and through the use of a marketing company on a limited basis. Currently, there are several employees whose duties are focused on sales, and one marketing and promotional activity director.  Management believes revenue can be greatly increased by expanding the Company's sales force.   The company C.E.O. has been leading sales and marketing with the assistance of James W. Beadle Jr. and other executives.  Efforts are being made to strengthen relations with existing clients and by introducing new technologies and added services.  New sales personnel are being recruited and sales have increased.  Sales reports indicate that activities are increasing and major oil companies are interested in the company new technologies.  The company is also pursuing the rest of the market with more competitive prices and new services and products in order to appeal to a wider customer base.  Pipe sales in July increased over one million Dollars.

Diversification

Energy & Technology, Corp. has diligently worked to diversify its business model by adding sales, service, and storage of OCTG and all types of oilfield pipe, as well as equipment leasing, sales, manufacturing and threading. The Company’s new threading and repair facility, located on our Houston campus, became operational in July 2010.  Additional growth will come domestically, but management feels that overseas expansion is critical to the ultimate success of the business plan.

Critical Accounting Policies

The Company has identified the following accounting policies to be the critical accounting policies of the Company:

Revenue Recognition.Revenue for inspection services is recognized upon completion of the services rendered.  Revenue for the sales of pipe is recognized when pipe is delivered and the customer takes ownership and assumes the risks of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2011, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2010 to June 30, 2011

At June 30, 2011, total assets amounted to $10,684,887 compared to $11,271,020at December 31, 2010, a decrease of $586,133, or 5.2%.  The decrease is primarily due to adecrease in cash of $396,824, a decrease in accounts receivable of $323,258, and adecrease of property and equipment of $336,036, partially offset by an increase in deferred taxes asset of $541,657.

Our liabilities at June 30, 2011, totaled $6,279,528 compared to $5,926,493at December 31, 2010, anincrease of $353,035, or 6.0%.  The increase is primarily due to anincrease in loans from affiliates of $462,228,and an increase in accrued rent of $75,000, partially offset by a decrease innotes payable of $102,896.

Total stockholder’s equity decreased from $5,344,527at December 31, 2010, to $4,405,359 at June 30, 2011.  This decrease was due to our net loss for the six months ended June 30, 2011, partially offset by the issuance of168,400 shares of common stock.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $56,834 at June 30, 2011, a decrease of $396,824 from the balance of $453,658 at December 31, 2010.  The decrease in cash and cash equivalents was primarily due to the net operating loss and cash used in operating activities, in the amount of $646,939, partially offset by our borrowings of debt during the three months ended June 30, 2011.

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

During the six months ending June 30, 2011, the Company sold approximately $46,000 of its pipe inventory.  Pipe sales in July increased over one million Dollars.

Property and Equipment

The decrease in property and equipment is primarily due to the depreciation for the six months ended June 30, 2011 of $421,903.  During the six months ended June 30, 2011, the Company purchased approximately $86,000 of new equipment associated with our facility in Houston, Texas.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the six months ended June 30, 2011, our deferred tax asset has increased by $541,657.We have decreasedour deferred income taxes by $46,699 due to the change in book and tax depreciation differences.  Accrued state taxes make up the difference in our income tax expense for the six months ended June 30, 2011.

Accounts Payable

Accounts payable at June 30, 2011 totaled $159,380 compared to $153,157 at December 31, 2010, anincrease of $6,223.

Discussion of Results of Operations for the Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

Revenues

Our revenue for the three months ended June 30, 2011, was $411,923compared to $715,407, for the three months ended June 30, 2010, a decrease of $303,484, or 42.4%.The decrease is attributable primarily to decreased inspection fees attributable to the current recession and the reduction in deep water Gulf of Mexico programs for which our services are needed.

The following table presents the composition of revenue for the three months ended June 30, 2011 and 2010:

	2011		2010		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection Fees	$113,658	27.6%	$338,497	47.3%	$(224,839)
Storage Fees	179,074	43.5%	194,735	27.2%	(15,661)
Pipe and Other Equipment Sales	60,176	14.6%	-	0.0%	60,176
Other Income	59,015	14.3%	182,175	25.5%	(123,160)
Total Revenue	$411,923	100.0%	$715,407	100.0%	$(303,484)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended June 30, 2011, was $637,236, or 154.7% of revenues, compared to $550,232, or 76.9% of revenues, for the three months ended June 30, 2010.  The overall decrease in our cost of revenue is primarily due to our decreased sales. The increase in cost of revenue as a percentage of revenues was due to the fixed costs which are included in operations.

The following table presents the composition of cost of revenue for the three months ended June 30, 2011 and 2010:

	2011		2010		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Depreciation	$170,234	26.7%	$192,793	35.0%	$(22,559)
Repairs and Maintenance	159,518	25.0%	4,902	0.9%	154,616
Subcontract Labor	106,929	16.8%	161,192	29.3%	(54,263)
Labor and Related Costs	93,949	14.7%	123,620	22.5%	(29,671)
Materials and Supplies	58,402	9.2%	12,183	2.2%	46,219
Insurance	26,145	4.1%	29,109	5.3%	(2,964)
Other Costs	22,149	3.5%	26,433	4.8%	(4,284)
Total Cost of Revenues	$637,326	100.0%	$550,232	100.0%	$87,094

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended June 30, 2011, our operating expenses totaled $511,787 as compared to $631,770in 2010,representing a decrease of $119,983, or19.0%. The largest components of our operating expense for 2011 consists of salaries and wages, professional services, rent, depreciation, and travel expenses. Salaries and wages for general and administrative personnel was $115,413 for the three months ended June 30, 2011, compared to $242,043for the three months ended June 30, 2010, adecrease of $126,630, or 52.3%.  The decrease was the result of managements’ decision to reduce overhead expenses and eliminate their losses.

Professional services expense increased from $121,746for the three months ended June 30, 2010, to $128,030 for the three months ended June 30, 2011, an increase of $6,284, or 5.2%.  The increase is primarily a result of expenses we incurred throughout the three months ended June 30, 2011 for consulting fees associated with issues related to the acquisition of the foreign trade zone status for its Houston campus.

Rent expense totaled $66,598 for the three months ended June 30, 2011, as compared to $65,774for the three months ended June 30, 2010, anincrease of $824, or 1.3%.  Rent expense for both the three months ended June 30, 2011, and for the three months ended June 30, 2010, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Travel, Lodging and Meals totaled $30,642 for the three months ended June 39, 2011, as compared to $59,168 for the three months ending June 30, 2010, a decrease of $28,526 or 48.2%.  The decrease is due to management’s ongoing efforts to cut expenses.

Other operating expenses increased from $50,550 at June 30, 2010 to $74,502 for the three months ended June 30, 2011, anincrease of $23,985, or 47.4%, and consists primarily of property taxes which were paid in the amount of $35,139 during the three months ended June 30, 2011.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets.Other expense, net,totaled $49,145 for the three months ended June 30, 2011.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a loss of $80 for the three months ended June 30, 2011, compared to income of $26,820for the three months ended June 30, 2010.  During the three months ended June 30, 2010, the Company sold excess property and equipment resulting in a gain of $23,248.

Other expense of $9,692 resulted from operating expenses of an affiliated company reported on the equity basis of accounting.

Interest expense totaled $39,373 for the three months ended June 30, 2011, as compared to $36,965for the three months ended June 30, 2010, anincrease of $2,408, or6.5%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to new financing which was obtained to finance expansion and threading equipment for the Houston, Texas facility, in addition to short term borrowings necessary to finance the Company’s ongoing losses.

Provision for income taxes

For the three months ended June 30, 2011, we reported an income tax benefit of $588,356 compared to income tax benefit of $173,713for the three months ended June 30, 2010, anincrease of $414,643, or 238.7%, which is the result of the loss for thequarter.

Discussion of Results of Operations for the Six months Ended June 30, 2011 compared to the Six months Ended June 30, 2010

Revenues

Our revenue for the six months ended June 30, 2011, was $592,655 compared to $1,604,066 for the six months ended June 30, 2010, a decrease of $1,011,411, or 63.1%.  During late 2009, we placed in service additional inspection equipment to enable us to meet the overall increased demand we expected for pipe inspection services.  In addition to our inspection services, we provide hauling and storage of tubular goods at our Houston facility for customers and suppliers.  Due to general economic conditions and to the oil spill in the Gulf of Mexico, the demand for our services decreased substantially during 2010 as well as into 2011.

The following table presents the composition of revenue for the six months endedJune 30, 2011 and 2010:

	2011		2010		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection Fees	$229,960	38.8%	$854,190	53.3%	$(624,230)
Storage Fees	189,740	32.0%	499,845	31.2%	(310,105)
Pipe and Other Equipment Sales	105,322	17.8%	-	0.0%	105,322
Other Income	67,633	11.4%	250,031	15.5%	(182,398)
Total Revenue	$592,655	100.0%	$1,604,066	100.0%	$(1,011,411)

Cost of Revenue and Gross Profit

Our cost of revenue for the six months ended June 30, 2011, was $1,158,193, or 195.4% of revenues, compared to $1,194,782, or 74.5% of revenues, for the six months ended June 30, 2010.  The overall decrease in our cost of revenue is due to our decreased inspection services as a result of the current economy.  The increase in cost of revenue as a percentage of revenues was due to the fixed costs reported in cost of revenues.  Labor and related costs decreased by $55,626, or 18.9%.  Subcontract labor costs decreased by $87,886, or 26.6%.  These decreases are primarily attributable to the overall decrease in volume of inspection services.  The decrease in depreciation expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily due to equipment sold and other assets becoming fully depreciated.  Maintenance expense increased by $150,412 during this period as the Company used the slow period to repair equipmentas well as their pipe inventory.

The following table presents the composition of cost of revenue for the six months ended June 30, 2011 and 2010:

	2011		2010		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Depreciation	$339,490	29.3%	$395,863	24.0%	$(56,373)
Subcontract Labor	242,710	21.0%	330,596	26.9%	(87,886)
Labor and Related Costs	239,246	20.7%	294,872	35.0%	(55,626)
Repairs and Maintenance	173,768	15.0%	23,356	1.9%	150,412
Materials and Supplies	80,599	7.0%	28,423	2.3%	52,176
Insurance	44,171	3.8%	61,077	5.0%	(16,906)
Other	38,209	3.3%	60,595	4.9%	(22,386)
Total Cost of Revenue	$1,158,193	100.0%	$1,194,782	100.0%	$(36,589)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the six months ended June 30, 2011, our operating expenses totaled $891,837, as compared to $1,234,987 at June 30, 2010, representing a decrease of $343,150, or 27.8%.  The largest component of our operating expenses for 2011 consists of salaries and wages.Professional services, travel expense, and other expensesdecreased from June 30, 2010 to June 30, 2011.  Salaries and wages for general and administrative personnel was $230,861 for the six months ended June 30, 2011, compared to $557,245 for the six months ended June 30, 2010, a decrease of $326,384, or 58.6%.  This decrease is the result of management’s commitment to reduce costs by evaluating all non-operating personal and reducing its overall workforce.

Rent expense totaled $132,184 for the six months ended June 30, 2011, as compared to $132,496 for the six months ended June 30, 2010. Rent expense pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Professional services expense decreased from $196,423 for the six months ended June 30, 2010, to $188,020 for the six months ended June 30, 2011, a decrease of $8,403, or 4.3%.  The decrease is primarily a result of management’s desire to decrease expenses.

Other Income and Expense

Other income and expense consists of investment income, gains or losses on sale of assets, and interest expense, respectively.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $266 for the six months ended June 30, 2011, compared to $31,888for the six months ended June 30, 2010.  The decrease is due primarily to the Company being forced to use its invested cash balances for operations and the lack of equipment sales for the period.

Interest expense totaled $79,231 for the six months ended June 30, 2011, as compared to $72,970 for the six months ended June 30, 2010, an increase of $6,261, or8.6%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the financing of new equipment, less the principal payments on those debts and obligations.

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

Provision for income taxes

For the six months ended June 30, 2011, we reported an income tax benefit of $588,356 compared to income tax benefit of $140,588 for the six months ended June 30, 2010, anincrease of $447,768, or .5%, which is the result of the decreased revenue and pre-tax net income for that period.

Comparative financial information for the six months endedJune 30:

	June 30, 2011	June 30, 2010	June 30, 2008	June 30, 2007	June 30, 2006

Revenues	$592,655	$1,604,066	$4,683,663	$5,183,276	$1,508,481
Cost of Revenues	1,158,193	1,194,782	2,215,132	2,557,047	664,071

Gross Profit (Loss)	(565,538)	409,284	2,468,531	2,626,229	844,410

Operating Expenses
General & Administrative Expenses	809,424	1,173,429	996,806	637,902	306,567
Depreciation	82,413	61,558	89,222	34,375	30,975

Total Operating Expenses	891,837	1,234,987	1,086,028	672,277	337,542

Income (Loss) from Operations	(1,457,375)	(825,703)	1,382,503	1,953,952	506,868

Other Income (Expense)	(88,053)	434,241	(46,459)	(36,789)	(46,242)

Income (Loss) Before Income Taxes	(1,545,428)	(391,462)	1,336,044	1,917,163	460,626

Provision for Income Taxes	(588,356)	(140,588)	492,534	731,659	230,965

Net Income (Loss)	$(957,072)	$(250,874)	$843,510	$1,185,504	$229,661

Capital Resources and Liquidity

As of June 30, 2011 we had $56,834 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations.  These outflows have not been offset by the timely inflows of cash from our customers regarding sales that have been made.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

We believe we can satisfy our cash requirements for the next twelve months only with our current cash and additional loans. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we will require financing to potentially achieve our growth goals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures because the company is not exposed to currency exchange rates or interest rates risk.  When the company is exposed to such risk, management will consider actions to limit those exposures.

Item 4T.Controls and Procedures

a) Evaluation of Disclosure Controls.Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

(b)  Changes in internal control over financial reporting.There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

An affiliated company was recently added by a foreign pipe distributor as a Defendant in a lawsuit alleging property damage as a result of a pipe failure.  At this time, the litigation is in the beginning stages of discovery so an evaluation of the company’s exposure is premature.  However, the company's insurance policy has accepted coverage in this matter, and it appears the company is adequately insured to cover this loss in the event of an adverse ruling.

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

ENERGY & TECHNOLOGY, CORP.

Date: August 15, 2011	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director

Date: August 15, 2011	By:	/s/ Amer Salhi
Amer Salhi Chief Financial Officer