Form 10-Q/A
period 2011-06-30
ENERGY & TECHNOLOGY CORP.
filed 2011-09-13
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
Amendment No. 1
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2011

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A is to furnish the interactive data files from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL)

Users of this data are advised that no other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

June 30, 2011

PART II—OTHER INFORMATION		22

Item 1	Legal Proceedings	22
Item 1A	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$56,834	$453,658
Accounts Receivable
Trade, Net	120,765	444,023
Other	23,624	17,638
Inventory	3,447,977	3,494,163
Prepaid Expenses	17,550	48,891
Deferred Tax Asset	1,003,916	462,259

Total Current Assets	4,670,666	4,920,632

Property and Equipment, Net	5,355,253	5,691,289

Other Assets
Patent, net	465,370	479,763
Deferred IPO Expenses	72,520	72,520
Deposits	4,988	4,988
Other Assets	116,090	101,828

Total Other Assets	658,968	659,099

Total Assets	$10,684,887	$11,271,020

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets (Continued)

	June 30	December 31,
	2011	2010
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$213,642	$234,567
Accounts Payable	159,380	153,157
Accrued Payroll and Payroll Liabilities	31,497	56,725
Accrued Rent	1,562,500	1,487,500
Customer Deposits	551,075	551,075
Income Taxes Payable	3,429	19,022

Total Current Liabilities	2,521,523	2,502,046

Long-Term Liabilities
Notes Payable	512,008	593,979
Deferred Taxes Payable	907,771	954,470
Due to Affiliates	2,338,226	1,875,998

Total Long-Term Liabilities	3,758,005	3,424,447

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 168,963,900 Shares and 168,795,500 shares Issued and Outstanding at June 30, 2011 and December 31, 2010, Respectively	168,964	168,796
Discount on Common Stock	(115,100)	(115,100)
Paid-In Capital	4,255,477	4,237,741
Retained Earnings	96,018	1,053,090

Total Stockholders' Equity	4,405,359	5,344,527

Total Liabilities and Stockholders' Equity	$10,684,887	$11,271,020

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

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net Loss	$(957,072)	$(250,874)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation	421,903	457,421
Amortization of Patent Costs	14,393	14,393
Gain on Sale of Property and Equipment	-	(23,248)
Deferred Income Taxes	(588,356)	(206,406)
Issuance of Stock	17,904	95,040
Changes in Assets and Liabilities
Trade Receivables	323,258	638,096
Other Receivables	(5,986)	2,808
Inventory	46,186	1,866,777
Prepaid Expenses	31,341	26,767
Accounts Payable	6,223	(3,168,207)
Accrued Payroll and Payroll Liabilities	(25,228)	(4,514)
Income Taxes Payable	(15,593)	19,496
Accrued Rent	75,000	75,000

Net Cash Used in Operating Activities	(656,027)	(457,451)

Cash Flows from Investing Activities
Increase in Other Assets	(14,262)	42,714
Increase in Patent Costs	-	(43,287)
Sale of Property and Equipment	-	262,431
Purchase of Property and Equipment	(85,867)	(249,228)

Net Cash (Used in) Provided by Investing Activities	(100,129)	12,630

Cash Flows from Financing Activities
Borrowings from Affiliates	462,228	28,998
Borrowings (Principal Repayments) on Notes Payable	(102,896)	152,969

Net Cash Provided by Financing Activities	359,332	181,967

Net Decrease in Cash and Cash Equivalents	(396,824)	(262,854)

Cash and Cash Equivalents, Beginning of Year	453,658	1,657,330

Cash and Cash Equivalents, End of Year	$56,834	$1,394,476

Cash Paid During the Period for Interest	$21,335	$19,362

Cash Paid During the Period for Income Taxes	$20,634	$46,322

See notes to consolidated financial statements.

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

ENERGY &TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.   Organization (Continued)

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 8.   Fair Value Disclosures (Continued)

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$56,834	$56,834	$453,658	$453,658

Financial liabilities:
Notes Payable	$725,650	$725,650	$828,546	$828,546
Due to Affiliates	2,265,690	2,265,690	1,875,998	1,875,998
	$2,991,340	$2,991,340	$2,704,545	$2,704,544

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

Key Ongoing Operational Processes:

Update ISO Certification

Energy & Technology, Corp. recognizes that quality is every bit as important as price and prompt service. This is even truer of the Company’s typical client, who often contracts for services that other companies are not able to provide. In response to our clients’ requirements, the Company has obtained the latest ISO:9001 certification by Moody’s, recognized in the industry as representing the highest quality control available. As the Company’s business lines are very synergistic, management feels that it can leverage this dominant position to increase share in the markets in which it competes, and likely more in the critical service arena.

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

Inventory

We began purchasingpipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  During the six months ended June 30, 2010, we were able to return pipe inventory to one of our pipe suppliers.  The Company recognized a reduction of inventory, as well as the corresponding payable, of $1,866,777.It is anticipated that the Company will continue its efforts to expand its sales of pipe, even though the market has contracted substantially due to the current economy.
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

The following table presents the composition of revenue for the six months ended June 30, 2011 and 2010:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Our affiliated company was recently served with a court action filed by a foreign pipe distributor adding the company to an existing lawsuit. However, we do not have enough information and this matter is covered under the insurance policy and therefore, the insurance company lawyers have taken over this matter.

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

ENERGY & TECHNOLOGY, CORP.

Date: September 12, 2011	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director

Date: September 12, 2011	By:	/s/ Amer Salhi
Amer Salhi
Chief Financial Officer