Form 10-Q
period 2011-09-30
ENERGY & TECHNOLOGY CORP.
filed 2011-11-14
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐  No ☒

According to the Company’s only transfer agent of record, Olde Monmouth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of November 10, 2011, is 169,052,400 shares of common stock.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

September 30, 2011

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

SIGNATURE

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Energy & Technology, Corp. (the “Company”) and our subsidiary, Technical Industries, Inc. (TII), Energy Pipe, LLC (a variable interest entity), and Energy Technology Manufacturing and Threading LLC (a variable interest entity), that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company, TII, Energy Pipe, LLC, and Energy Technology Manufacturing and Threading LLC (sometimes referred to herein on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$1,185,673	$453,658
Accounts Receivable
Trade, Net	352,690	444,023
Other	17,324	17,638
Inventory	3,163,326	3,494,163
Prepaid Expenses	60,495	48,891
Deferred Tax Asset	876,163	462,259

Total Current Assets	5,655,671	4,920,632

Property and Equipment, Net	5,152,733	5,691,289

Other Assets
Patent, net	458,174	479,763
Deferred IPO Expenses	-	72,520
Deposits	4,988	4,988
Other Assets	53,654	101,828

Total Other Assets	516,816	659,099

Total Assets	$11,325,220	$11,271,020

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	September-30	December 31,
	2011	2010
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$250,929	$234,567
Accounts Payable	518,728	153,157
Accrued Payroll and Payroll Liabilities	20,836	56,725
Accrued Rent	1,600,000	1,487,500
Customer Deposits	551,075	551,075
Income Taxes Payable	1,388	19,022

Total Current Liabilities	2,942,956	2,502,046

Long-Term Liabilities
Notes Payable	466,174	593,979
Deferred Taxes Payable	874,620	954,470
Due to Affiliates	2,398,048	1,875,998

Total Long-Term Liabilities	3,738,842	3,424,447

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
169,052,400 Shares and 168,795,500 shares Issued and Outstanding at September 30, 2011 and
December 31, 2010, respectively, with 80,947,600 Shares and 81,204,500 Shares
unissued at September 30, 2011 and December 31, 2010, respectively	170,865	168,796
Discount on Common Stock	(115,100)	(115,100)
Paid-In Capital	4,205,967	4,237,741
Retained Earnings	381,690	1,053,090

Total Stockholders' Equity	4,643,422	5,344,527

Total Liabilities and Stockholders' Equity	$11,325,220	$11,271,020

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$1,168,540	$480,891	$1,624,817	$2,084,957

Cost of Revenues
Labor and Related Costs	116,579	162,643	355,825	457,515
Subcontract Labor	123,715	154,335	366,425	484,931
Depreciation	146,037	241,364	485,527	672,251
Repairs and Maintenance	26,662	10,178	64,052	33,534
Materials and Supplies	366,162	208,940	446,761	237,363
Other Costs	52,414	18,933	90,623	80,010
Insurance	32,248	34,144	76,419	94,739

Total Cost of Revenues	863,817	830,537	1,885,632	2,060,343

Gross Profit	304,723	(349,646)	(260,815)	24,614

Operating Expenses
Salaries and Wages	75,690	204,701	306,551	761,946
Professional Services	139,057	108,146	327,077	304,569
Rent	59,615	65,619	191,799	198,115
Depreciation	41,342	35,715	123,755	115,505
Travel, Lodging and Meals	13,095	25,178	59,547	62,249
Office Supplies and Expenses	15,949	21,744	43,908	51,542
Utilities	18,344	17,687	39,949	39,211
Communications	13,740	13,502	36,856	36,349
Repairs and Maintenance	4,713	4,431	21,124	17,151
Patent Amortization	7,196	7,196	21,589	21,589
Other	32,551	23,852	140,974	119,508

Total Operating Expenses	421,292	527,771	1,313,129	1,727,734

Income (Loss) from Operations	(116,569)	(877,417)	(1,573,944)	(1,703,120)

Other Income (Expense)
Other Income	604,364	-	595,276	475,323
Gain (Loss) on Sale of Assets	-	2,161	-	25,837
Investment Income (Loss)	(66,704)	2,129	(66,438)	10,341
Interest Expense	(40,817)	(37,958)	(120,048)	(110,928)

Total Other Income (Expense)	496,843	(33,668)	408,790	400,573

Income (Loss) Before Provision for Income Taxe	380,274	(911,085)	(1,165,154)	(1,302,547)

Provision for Income Taxes	94,602	(289,890)	(493,754)	(430,478)

Net Income (Loss)	$285,672	$(621,195)	$(671,400)	$(872,069)

Earnings (Loss) per Share - Basic	NM	NM	NM	NM

Earnings (Loss) per Share - Diluted	NM	NM	NM	NM

See notes to consolidated financial statements

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock
			Discount on	Additional		Total
			Capital	Paid-In	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January1,2010	53,580,000	$53,580	$-	$4,112,112	$2,575,635	$6,741,327

Bonus shares issued	109,500	110	-	123,955	-	124,065

Shares Reissued to MajorityShareholders	115,100,000	115,100	(115,100)	-	-	-

Net Loss	-	-	-	-	(872,069)	(872,069)

Balance at September 30,2010	168,789,500	$168,790	$(115,100)	$4,236,067	$1,703,566	$5,993,323

Balance at January1,2011	168,795,500	$168,796	$(115,100)	$4,237,741	$1,053,090	$5,344,527

Bonus shares issued	206,900	2,069	-	40,746	-	42,815

Recognition of Stock Issuance Costs	-	-	-	(72,520)	-	(72,520)

Net (Loss)	-	-	-	-	(671,400)	(671,400)

Balance at September 30,2011	169,002,400	$170,865	$(115,100)	$4,205,967	$381,690	$4,643,422

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities
Net Loss	$(671,400)	$(872,069)
Adjustments to Reconcile Net Loss to Net Cash Provided by
Operating Activities
Depreciation	609,282	734,500
Amortization of Patent Costs	21,589	21,589
Gain on Sale of Property and Equipment	-	(2,161)
Deferred Income Taxes	(493,754)	(499,662)
Issuance of Stock	(29,705)	124,065
Changes in Assets and Liabilities
Trade Receivables	91,333	742,055
Other Receivables	314	5,233
Inventory	330,837	2,031,272
Prepaid Expenses	(11,604)	(12,872)
Accounts Payable	365,571	(3,211,414)
Accrued Payroll and Payroll Liabilities	(35,889)	39,150
Income Taxes Payable	(17,634)	22,862
Accrued Rent	112,500	112,500

Net Cash Provided by (Used in) Operating Activities	271,440	(764,952)

Cash Flows from Investing Activities
Decrease in Other Assets	48,174	(522)
Proceeds From Sale of Property and Equipment	-	262,431
Purchase of Property and Equipment	(70,726)	(395,272)

Net Cash Provided by (Used in) Investing Activities	(22,552)	(133,363)

Cash Flows from Financing Activities
Borrowings from Affiliates	522,050	39,049
Borrowings (Principal Repayments) on Notes Payable	(38,923)	142,096

Net Cash Provided by (Used in) Financing Activities	483,127	181,145

Net Increase (Decrease) in Cash and Cash Equivalents	732,015	(717,170)

Cash and Cash Equivalents, Beginning of Year	453,658	1,657,330

Cash and Cash Equivalents, End of Year	$1,185,673	$940,160

Cash Paid During the Period for Interest	$21,335	$30,517

Cash Paid During the Period for Income Taxes	$20,634	$46,322

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2011 and at December 31, 2010, inventory consisted of tubing, casing, and drill pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the nine months ended September 30, 2011, three customers made up approximately 33% of the Company’s revenues, and three customers made up approximately 76% of the Company’s receivable balance at September 30, 2011.  For the nine months ended September 30, 2010, three customers made up approximately 36% of the Company’s revenues, and approximately 78% of the Company’s receivable balance at September 30, 2010.

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

Note 5.   Major Customers

For the nine months ended September 30, 2011, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these three customers were approximately 33% of total revenues, and the total balance due from these three customers at September 30, 2011 was $425,644.

Note 6.   Related Party Transactions

Included in due to affiliates is $1,534,249 and $1,447,405 at September 30, 2011 and December 31, 2010, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $86,844 and $80,411for the nine month periods ended September 30, 2011 and 2010, respectively.

Note 7.   Earnings per Share

The weighted average common shares outstanding amounted to 168,958,150 and 168,898,950 for the three months ended and the nine months ended September 30, 2011, and 66,193,359 and 57,866,758 for the three months ended and the nine months ended September 30, 2010, respectively.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2011 or December 31, 2010, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at September 30, 2011 and December 31, 2010, should not necessarily be considered to apply at subsequent dates.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$1,185,673	$1,185,673	$453,658	$453,658

Financial liabilities:
Notes Payable	$717,103	$717,103	$828,546	$828,546
Due to Affiliates	2,398,048	2,398,048	1,875,998	1,875,998
	$3,115,151	$3,115,151	$2,704,544	$2,704,544

Note 9.   Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2011.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Technical Industries, Inc., a wholly owned subsidiary of Energy & Technology, Corp., manufactures its own proprietary NDT equipment. The Company’s patented ultrasonic systems have some of the largest OD and pipe length capabilities in the industry and the deepest penetration capability offered for wall thickness measurement. The Company holds patents on certain exclusive inspection technology that stores the pipe wall thickness and outside diameter measurement readings and displays a 3D image of the pipe in order to simulate the burst, collapse, and tensile strength of each pipe. This allows oil and gas companies to use their current drill strings and other equipment to reach depths that were previously unreachable. This technology can make wells safer, increase the success rate for critical wells, and greatly reduce the chances of a failure. As the industry moves to ever deeper reserves and makes advances in horizontal drilling, oil and gas wells are becoming more and more expensive and difficult to drill, making this technology more of a necessity.

In the oilfield pipe sales and storage segment, Energy & Technology, Corp utilizes a state-of-the-art web based inventory management system that allows each client to view and track projects during processing, to locate inventory throughout the plant, and access reports, bill of ladings, tally sheets, logs and other required information.

Energy Technology Manufacturing & Threading, LLC’s new facility has been completed and is fully operational. This facility is capable of threading, bucking, and repair of drill pipe, casing, and tubing up to 11-7/8” diameter. The plant is equipped with a Computer Controlled lathe accurate to within the most critical of tolerances, and has the capability to manufacture, thread, repair, and manufacture pup joints and marker joints to any length the customer requires, as well as to machine any threads for which specs can be furnished. Technicians have between 10 and 34 years of experience in the manufacturing and threading industry. This new facility brings ENGT one step closer to its goal of supplying all tubular services under one roof.

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

Increased Sales and Marketing Effort

Energy & Technology, Corp. has grown over the historical period without an aggressive marketing and sales effort. New business was generated from referrals, technical sessions given to oil and gas and industry related companies, the Company website, and through the use of a marketing company on a limited basis. Recently, several new deep water well permits were issued in the Gulf of Mexico. As a result, ENGT has experienced significant new interest from major oil and gas companies - including site visits and evaluations - for its VisonArray™ deep water and critical well technologies, and ENGT Manufacturing facilities.   Currently, there are several employees whose duties are focused on sales, and one marketing and promotional activity director.  Management believes revenue can be greatly increased by expanding the Company's sales force.  In this quarter, ENGT has added Richard Best, formerly of Halliburton, to the ENGT sales team.

Diversification

Energy & Technology, Corp. has diligently worked to diversify its business model by adding sales, service, and storage of OCTG and all types of oilfield pipe and equipment leasing and sales. The Company’s new manufacturing, threading and repair facility, located on our Houston campus, became operational during the end of the second quarter of 2010 and on September 30, 2011 received numerous ISO and API certifications. Additional growth will come domestically, and through acquisition and intercompany growth, but management feels that overseas expansion is necessary.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2011, inventory consisted of tubing, casing, and drill pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2010 to September 30, 2011

At September 30, 2011, total assets amounted to $11,325,220 compared to $11,271,020 at December 31, 2010, an increase of $54,200 or .01%.  The increase is primarily due to an increase in cash of $732,015, an increase in prepaid expenses of $11,604 and an increase in deferred tax assets of $413,904, partially offset by a decrease in accounts receivable of $91,647, a decrease in inventory of $330,837, a decrease in other assets of $142,283, and a decrease of property and equipment of $538,556.

Our liabilities at September 30, 2011, totaled $6,681,798 compared to $5,926,493 at December 31, 2010, an increase of $755,305, or 12.7%.  The increase is primarily due to an increase in accounts payable of $365,571, an increase in due to affiliates of $522,050, an increase in accrued rent of $112,500, partially offset by a decrease in deferred taxes of $79,850, a decrease in notes payable of $111,443, a decrease in accrued payroll and payroll liabilities of $35,889, and a decrease income tax payable of $17,634.

Total stockholder’s equity decreased from $5,344,527 at December 31, 2010, to $4,643,442 at September 30, 2011.  This decrease was due our net loss for the nine months ended September 30, 2011, partially offset by the issuance of 88,500 shares of common stock.  On September 21, 2010, the company re-issued 115,100,000 shares of common stock to the majority shareholders.  These shares were issued when the Company was first organized and were subsequently cancelled in 2009.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $1,185,673 at September 30, 2011, an increase of $732,015 from the balance of $453,658 at December 31, 2010.  The increase in cash and cash equivalents was primarily due to borrowings from affiliates in the amount of $522,050, and our cash provided by operating activities in the amount of $271,440, partially offset by our reduction of debt during the three months ended September 30, 2011.

Inventory

We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  During the nine months ended September 30, 2011, we were able to return pipe inventory to one of our pipe suppliers. The Company recognized a reduction of inventory, as well as the corresponding payable, of $1,866,777.  It is anticipated that the Company will continue its efforts to expand its sales of pipe, even though the market has contracted substantially due to the current economy.

Property and Equipment

The decrease in property and equipment is primarily due to the depreciation for the nine months ended September 30, 2011 of $609,282.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the nine months ended September 30, 2011, our deferred tax asset has increased by $413,914.  We have decreased our deferred income taxes by $79,850 due to the change in book and tax depreciation differences.

Accounts Payable

Accounts payable at September 30, 2011 totaled $518,728 compared to $153,157 at December 31, 2010, an increase of $365,571.  We have increased our accounts payable due to the sale of pipe owned by a pipe supplier by offsetting accounts receivables that were previously reserved and recording the remaining liability in the amount of $375,455.

Discussion of Results of Operations for the Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Revenues

Our revenue for the three months ended September 30, 2011, was $1,168,540 compared to $480,891, for the three months ended September 30, 2010, an increase of $687,649 or 143.0%.  The increase is attributable primarily to increased inspection fees attributable to the removal of the moratorium on drilling due the Gulf of Mexico oil spill.

The following table presents the composition of revenue for the three months ended September 30, 2011 and 2010:

Revenue:	2011 Dollars	Percentage	2010 Dollars	Percentage	Variance Dollars

Inspection Fees	$418,175	35.8%	$219,706	45.7%	$198,469
Storage Fees	$226,260	19.4%	$127,143	26.4%	$99,117
Pipe Sales	$181,554	15.5%	$99,640	20.7%	$81,914
Commissions	$173,866	14.9%	$0	.0%	$173,866
Other Income	$168,685	14.4%	$34,402	7.2%	$134,283
Total Revenue	$1,168,540	100.0%	$480,891	100.0%	$687,649

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended September 30, 2011, was $863,817, or 73.9% of revenues, compared to $830,537, or 172.7% of revenues, for the three months ended September 30, 2010.  The overall increase in our cost of revenue is primarily due to the cost of pipe sold in the amount of $284,651 included in materials and supplies expense, less depreciation expenses which decreased due to the sale of equipment in late 2010.  The increase in cost of revenue as a percentage of revenues was due to the fixed costs which are included in operations.  Additionally, management has instituted very strong cost cutting measures designed to return the company to profitability.

The following table presents the composition of cost of revenue for the three months ended September 30, 2011 and 2010:

Cost of Revenue:	2011 Dollars	Percentage	2010 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$116,579	13.5%	$162,643	19.5%	$46,064
Materials and Supplies	366,162	42.4%	208,940	25.2%	(157,222)
Subcontract Labor	123,715	14.3%	154,335	18.6%	30,620
Maintenance	26,662	3.1%	10,178	1.2%	(16,484)
Insurance	32,248	3.7%	34,144	4.1%	1,896
Depreciation and Amortization	146,037	16.9%	241,364	29.1%	95,327
Other	52,414	6.1%	18,933	2.3%	(33,481)
Total Cost of Revenue	$863,817	100.0%	$830,537	100.0%	$(33,280)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended September 30, 2011, our operating expenses totaled $421,292 as compared to $527,771 in 2010, representing a decrease of $106,479 or 20.2%.  The largest components of our operating expense for 2011 consists of salaries and wages, professional services, rent, and depreciation expenses.  Salaries and wages for general and administrative personnel was $75,690 for the three months ended September 30, 2011, compared to $204,701 for the three months ended September 30, 2010, a decrease of $129,011, or 63.0%.

Rent expense totaled $59,615 for the three months ended September 30, 2011, as compared to $65,619 for the three months ended September 30, 2010, a decrease of $6,004, or 9.1%.  Rent expense for both the three months ended September 30, 2011, and for the three months ended September 30, 2010, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Professional services expense increased from $108,146 for the three months ended September 30, 2010, to $139,057 for the three months ended September 30, 2011, an increase of $30,911, or 28.6%.  The increase is primarily a result of expenses we incurred throughout the three months ended September 30, 2011 for legal fees associated with settlement of pipe related issues.

Other operating expenses, which includes travel, lodging, meals, depreciation, office supplies, utilities, communications, maintenance, and repairs, decreased from $149,305 for the three months ended September 30, 2010, to $146,930 for the three months ended September 30, 2011, a decrease of $2,375, or 1.6%, and consists primarily of reductions in office supplies and expense, and utilities.

Other Income and Expense

Other income and expense consists of recovery of bad debt, investment income, interest expense, and gains and losses from the sale and disposal of assets. Other income in the amount of $604,364 consists primarily of the collection of bad debt that was previously determined as unrecoverable in the amount of $595,276.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a loss of $66,704 for the three months ended September 30, 2011, compared to income of $2,129 for the three months ended September 30, 2010, which was primarily the result of a write off of an investment in a joint venture in the amount of $68,375.

Interest expense totaled $40,817 for the three months ended September 30, 2011, as compared to $37,958 for the three months ended September 30, 2010, an increase of $2,859, or 7.5%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to new financing during the fourth quarter 2009 and the second quarter of 2010 which was obtained to finance expansion and threading equipment for the Houston, Texas facility.

Provision for income taxes

For the three months ended September 30, 2011, we reported an income tax expense of $94,602 compared to an income tax benefit of $289,890 for the three months ended September 30, 2010, an increase of $384,492, or 132.7%, which is the result of income for the quarter, compared to the loss from the previous year.

Discussion of Results of Operations for the Nine months Ended September 30, 2011 compared to the Nine months Ended September 30, 2010

Revenues

Our revenue for the nine months ended September 30, 2011, was $1,624,817 compared to $2,084,957 for the nine months ended September 30, 2010, a decrease of $460,140, or 22.1%.  During late 2009, we placed in service additional inspection equipment to enable us to meet the overall increased demand we expected for pipe inspection services.  In June, 2010, we opened our threading facility in our Houston yard.  In addition to our inspection services, we provide hauling and storage of tubular goods at our Houston facility for customers and suppliers.  Due to general economic conditions and to the oil spill in the Gulf of Mexico, the demand for our services decreased substantially during 2010 and 2011.

The following table presents the composition of revenue for the nine months ended September 30, 2011 and 2010:

Revenue:	2011 Dollars	Percentage	2010 Dollars	Percentage	Variance Dollars

Inspection Fees	$648,135	39.9%	$1,073,897	51.5%	$(425,762)
Storage Fees	$416,000	25.6%	$626,988	30.1%	$(210,988)
Pipe Sales	$150,498	9.3%	$99,640	4.8%	$50,858
Commissions	$173,866	10.7%	$0	0.0%	$173,866
Other Income	$236,318	14.5%	$284,432	13.6%	$(48,114))
Total Revenue	$1,624,817	100.0%	$2,084,957	100.0%	$(460,140)

Cost of Revenue and Gross Profit

Our cost of revenue for the nine months ended September 30, 2011, was $1,885,632, or 116.1% of revenues, compared to $2,060,343, or 98.8% of revenues, for the nine months ended September 30, 2010. The overall decrease in our cost of revenue is due to our decreased inspection services because of the current economy.  The increase in cost of revenue as a percentage of revenues was due to the fixed costs reported in cost of revenues. Labor and related costs decreased by $101,690, or 22.3%.  Subcontract labor costs decreased by $118,506, or 24.5%.  These decreases are primarily attributable to management’s aggressive cost cutting measures.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2011 and 2010:

Cost of Revenue:	2011 Dollars	Percentage	2010 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$355,825	18.9%	$457,515	22.2%	$101,690
Depreciation and Amortization	485,527	25.7%	672,251	32.7%	186,724
Subcontract Labor	366,425	19.4%	484,931	23.5%	118,506
Materials and Supplies	446,761	23.7%	237,363	11.5%	(209,398)
Insurance	76,419	4.1%	94,739	4.6%	18,320
Maintenance	64,052	3.4%	33,534	1.6%	(30,518)
Other	90,623	4.8%	80,010	3.9%	(10,613)
Total Cost of Revenue	$1,885,632	100.0%	$2,060,343	100.0%	$174,711

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the nine months ended September 30, 2011, our operating expenses totaled $1,313,129 as compared to $1,727,734 in 2010, representing a decrease of $414,605, or 24.0%.  Salaries and wages for general and administrative personnel was $306,551 for the nine months ended September 30, 2011, compared to $761,946 for the nine months ended September 30, 2010, a decrease of $455,395, or 59.8%.   The decrease was the result of the company’s management instituting drastic cost cutting measures in 2011, partially offset by the issuance of 206,900 shares of common stock valued at $42,815 as bonuses.

Professional services expense increased from $304,569 for the nine months ended September 30, 2010, to $327,077 for the nine months ended September 30, 2011, an increase of $22,508 or 7.4%.  The increase is primarily a result of expenses we incurred throughout the nine months ended September 30, 2011 for consulting services pertaining to training and certification classes for our employees and consulting services for our compliance with ISO standards, increased legal fees associated with actions initiated by certain vendors.

Rent expense totaled $191,799 for the nine months ended September 30, 2011, as compared to $198,115 for the nine months ended September 30, 2010, a decrease of $6,316, or 3.2%.  Rent expense for both the nine months ended September 30, 2011, and for the nine months ended September 30, 2010, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The decrease is attributable to reduced equipment rentals related to the reduced business during the nine months ended September 30, 2011.

Other Income and Expense

Other income and expense consists of a recovery of accounts receivables previously written off, investment income, gains or losses on sale of assets, and interest expense.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a loss of $66,438 for the nine months ended September 30, 2011, compared to income of $10,341 for the nine months ended September 30, 2010.  The decrease is due primarily to the unrealized losses on stocks caused by a decrease in market value.

Interest expense totaled $120,048 for the nine months ended September 30, 2011, as compared to $110,928 for the nine months ended September 30, 2010, an increase of $9,120, or 8.2%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the financing of new equipment, less the principal payments on those debts and obligations.

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

Provision for income taxes

For the nine months ended September 30, 2011, we reported an income tax benefit of $493,754 compared to income tax benefit of $430,478 for the nine months ended September 30, 2010, an increase of $63,276, or 14.7%, which is the result of the pre-tax net loss for those periods.

Comparative financial information for the nine months ended September 30:

	September 30, 2011	September 30, 2010	September 30, 2009	September 30, 2008	September 30, 2007

Revenues-Nine Months Ended September 30	$1,624,817	$2,084,957	$6,188,436	$7,861,390	$2,559,522
Cost of Revenues	1,885,632	2,060,343	2,981,794	4,917,179	1,143,257

Gross Profit	(260,815)	24,614	3,206,642	2,944,211	1,416,265

Operating Expenses
General & Administrative Expenses	1,189,374	1,612,229	1,480,022	956,570	511,501
Depreciation	123,755	115,505	131,606	57,482	54,663

Total Operating Expenses	1,313,129	1,727,734	1,611,628	1,014,052	566,164

Income (Loss) from Operations	(1,573,944)	(1,703,120)	1,595,014	1,930,159	850,101

Other Income (Expense)	408,790	400,573	(66,409)	(65,013)	(71,116)

Income (Loss) Before Income Taxes	(1,165,154)	(1,302,547)	1,528,605	1,865,146	778,985

Provision for Income Taxes	(493,754)	(430,478)	562,665	724,710	390,595

Net Income (Loss)	$(671,400)	$(872,069)	$965,940	$1,140,436	$388,390

Capital Resources and Liquidity

As of September 30, 2011 we had $1,185,673 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Additionally, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4T.  Controls and Procedures

a)  Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

(b)  Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2011.

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

ENERGY & TECHNOLOGY, CORP.

Date: November 15, 2011	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director
Date: November 15, 2011	By:	/s/ Amer Salhi
Amer Salhi
Chief Financial Officer