Form 10-K
period 2011-12-31
ENERGY & TECHNOLOGY CORP.
filed 2012-03-30
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:  $4,128,319.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 28, 2012 was $103,110,374 based on a $0.61 closing price for the Common Stock on March 28, 2012. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Number of the issuer’s Common Stock outstanding as of March 31, 2011: 169,052,400.

Documents incorporated by reference: None.

PART I

ITEM 1.            DESCRIPTION OF BUSINESS.

Technical Industries & Energy, Corp. (“TIE” or the “Company”) was founded in the State of Delaware on November 29, 2006.  On January 3, 2007, we entered into a Stock Purchase and Share Exchange Agreement with Technical Industries, Inc., (“TII”) a Louisiana corporation founded May 11, 1971 whereby TII became our wholly owned operating subsidiary. On September 9, 2008 we changed our name to Energy & Technology Corp. The Company’s activities are directed towards manufacturing, reclamation of essential commodities, energy, technology, sugar, biofuel, oil & gas equipment and products. We plan to expand our operations and may acquire other companies with services and products which complements existing services and products and offer our latest technology exploration or other where needed, help the energy company reach deep energy reserves that present technology cannot reach and increase opportunities for income, growth and financing.  Our business offices are located at Petroleum Towers, Suite 530 P.O. Box 52523, Lafayette, LA, 70505. Our telephone number is (337) 984-2000.

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

We operate year-round, 24 hours a day, seven days a week when needed, and the number of employees has exceeded 200; however, due to the market slowdown and the BP accident in the Gulf of Mexico, the number of current employees is down to approximately 55.

Today, we continue to serve the energy industry by manufacturing and maintaining proprietary systems that detect, and collect all available defects and wall thickness and outside diameter/ovality readings and store them in their proper position on the pipe, produce a three-dimensional image of the pipe, and allow the engineer to simulate burst, collapse, and pull apart the pipe on the computer prior to drilling.  This helps energy companies reach reserves that otherwise cannot be reached with present technology. As a result of this advanced technology, the American Petroleum Institute (API) appointed Mr. George M. Sfeir, to serve on their 2008 committee for non-contact inspection. Technical Industries, Inc. developed US Patent No. 7,263,887 and international patent pending inspection technology needed in order to reach deep energy reserves present technology cannot reach. The U.S. patent is current until 2039.

We serve customers in Houston, Texas, Newfoundland, Canada, and Lafayette, Abbeville, Louisiana, the Rockies, and we are expanding to Saudi Arabia, Egypt, UAE, Mexico, and other parts of the World. Our customer base of over 130 accounts consists of oil companies, steel mills, material suppliers, drilling companies, material rental companies, and engineering companies. We handle regular projects and specialize in deep water projects including BP Crazy Horse, ExxonMobil Alabama Bay and ExxonMobil Grand Canyon, Sakhalin Island and Caspian Sea, Texas A&M University Ocean Explorer, and other projects.

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

GEORGE M. SFEIR HAS MAJORITY VOTING CONTROL OF OUR COMMON STOCK.

Mr. Sfeir and family members have the voting proxy for the majority of the voting stock of the Company, which includes Sfeir Family Trust and American Interest, LLC. Majority of our shares are held by three entities (the Sfeir Family Trust, American Interest, LLC and AM Financials).

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

Quarter ended	Low Price	High Price
December 31, 2010	0.61	1.10
March 31, 2011	0.85	1.10
June 30, 2011	0.30	0.80
September 30, 2011	0.15	1.05
December 31, 2011	$0.21	$0.90

Holders

As of March 31, 2011 in accordance with our transfer agent records, we had 212 record holders of our Common Stock, including two institutional holders.

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

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.             SELECTED FINANCIAL DATA.

	2011	2010	2009	2008	2007

Revenues	$4,128,319	$3,392,298	$6,863,367	$10,027,93	$4,041,494
Cost of Revenues	3,788,365	2,686,998	3,815,256	6,031,965	1,876,310

Gross Profit (Loss)	339,954	705,300	3,048,111	3,995,988	2,165,184

Operating Expenses
General & Administrative Expenses	1,693,847	2,846,900	2,110,989	1,470,700	983,285
Depreciation	164,839	78,097	189,082	87,444	93,395

Total Operating Expenses	1,858,686	2,924,997	2,300,071	1,558,144	1,076,680

Income (Loss) from Operations	(1,518,732)	(2,219,697)	748,040	2,437,844	1,088,504

Other Income (Expense)	907,193	(61,533)	(92,902)	(99,590)	(94,525)

Income (Loss) Before Income Taxes	(611,539)	(2,281,230)	655,138	2,338,254	993,979

Provision for Income Taxes	(366,036)	(758,685)	309,077	879,598	498,395

Net Income (Loss)	$(245,503)	$(1,522,545)	$346,061	$1,458,656	$495,584

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

We have a patented process which can help companies within the energy industry reach deep energy reserves other equipment cannot.

The following list highlights a few areas of opportunity to expand the Company's business:

Sales and marketing efforts: Although we have been impacted by the downturn in the national and global economies, we have grown over the historical period without an aggressive marketing and sales effort.  Currently, new business is generated from referrals, technical sessions given to oil & gas and energy related companies, a website and through the use of a marketing company on a limited basis. To date, we have hired one in-house salesperson in Houston and another sales person based in Louisiana who visits with customers. We also have a sales relations person who visits customers in Louisiana and promotes the company. Currently, we have three employees whose duties are focused on sales, marketing, and promotional activities for the Company. Management believes revenue can be increased by expanding the Company's sales force and forming a marketing department in order to increase our market share.

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

Introduction of complementary services: We are continually adding new services in order to meet customer demand. Most recently, we began mobile drilling equipment inspection services and added a manufacturing facility and pipe and equipment sales company. Other areas management has identified as potential growth avenues include vessel inspection and inspection of pipelines in service. In 2010, we opened our pipe threading facility containing threading equipment which can be attached to the inspection assembly line to provide additional services for a very low increased cost to our customers.

 Geographic expansion in the domestic and international markets: We currently derive the majority of revenue from the Texas, Oklahoma, New Mexico, and Louisiana market, where many of our clients are based. There are several other markets that could be better served, such as in Louisiana where a new plant in Abbeville, Louisiana has been constructed in order to serve the deep wells in the Gulf of Mexico. This plant was ready for operations in 2008. Other expansions are being considered through the opening of additional full-service, local plants. Furthermore, we maintain relations with sales representatives in the Mexico, Saudi Arabia, and Middle East markets that could be better utilized if we are able to locally serve customers. Lastly, we have Canadian customers that utilize our services on a limited basis, due to the high cost of shipping heavy pipes. To date, we have not had the capital or human resources to establish plants in these potential markets.

We continue efforts to acquire other companies which can complement essential commodities, energy, technology manufacturing, reclamation, pipe and inspection business with the goal of securing these businesses through a combination of cash and stock payments.  All of these expansion plans rely heavily on raising capital through a public offering of additional stock which would be used to fund our acquisitions.

We have a customer base of over 130 accounts, and are continually expanding our customer base to increase revenue growth. Currently, we serve customers that are oil companies, steel mills, material suppliers, drilling companies, material rental companies and engineering companies. Our customer relationships average over ten years which provides us repeat business.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2011 and 2010, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2010 to December 31, 2011

At December 31, 2011, total assets amounted to $11,069,539 compared to $11,271,020 at December 31, 2010, a 201,481, or 1.8%. The decrease is primarily due to a decrease in inventory of $553,011, a decrease in property and equipment of $750,218, a decrease of patent asset of $28,786, a decrease in deferred IPO expenses of $72,520, and a decrease in other assets of $94,930. These decreases were offset by an increase in the Company’s cash of $490,236, an increase in accounts receivable of $456,802, and an increase in deferred tax asset of $350,905.

Our liabilities at December 31, 2011, totaled $5,978,805 compared to $5,926,493 at December 31, 2010, an increase of $52,312, or 0.9%. The increase is primarily due to a by an increase in accrued rent of $150,000 and an increase in accounts payable of $217,242, an increase in income tax payable of $9,474, an increase in payroll liabilities of $4,693, and an increase in due to affiliates of $448,979. These increases were partially offset by a decrease in customer deposits of $551,075, a decrease in notes payable of $184,762, and a decrease in deferred tax payable of $42,239.

Total stockholder’s equity decreased from $5,344,527 at December 31, 2010, to $5,090,734 at December 31, 2011.  This decrease was due to net loss resulting from the BP accident in the Gulf of Mexico generated for the year ended December 31, 2011 of $245,503, and by the issuance of 256,900 shares of the Company’s common stock in the amount of $63,974.

Cash and Cash Equivalents

The increase in cash and cash equivalents was primarily due to the Company’s increase in financing.

Inventory

We began purchasing pipe for sale to customers in late 2007.  This was an opportunity for us to expand our services to our customers.  Inventory of pipe at December 31, 2011 was $2,941,152 compared to 3,494,163 at December 31, 2010.  It is anticipated that the Company will continue its efforts to expand its sales of oilfield pipe.  This decrease is primarily attributable to pipe sales during 2011.

Property and Equipment

The decrease in property and equipment of $750,218 is primarily due to the slowdown in the national and global economies during 2009 and 2010.  In 2010, we began utilizing the Abbeville, Louisiana facility on a limited basis, but determined to sell equipment with a cost of $736,000 and a net book value of $516,952 for $173,000 in order to generate cash flow for operations.  Depreciation expense in the amount of $847,164, partially offset by equipment purchases of $96,946 accounted for most of the decrease during 2011.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the year ended December 31, 2011, our deferred tax asset associated with the net operating loss, federal contributions, capital loss carryforwards, and general business credits have been increased by $350,905 to a balance of $813,164 at December 31, 2011.  This balance includes a provision of $30,001 associated with certain net operating losses recognized at the state level for which there is not sufficient net income generated to fully offset the balance.

Accounts Payable

Accounts payable at December 31, 2011 totaled $370,399 compared to $153,157 at December 31, 2010, an increase of $217,242.  This increase is attributable to the cost of a vendors pipe which was accrued as a liability when sold.

Common Stock Outstanding

On April 1, 2009, we entered into an agreement with American Interest, LLC and the Sfeir Family Trust whereby the two stockholders agreed to cancel 118,046,500 common shares and 47,053,500 common shares, respectively, for the consideration to be re-issued in the future.  In 2010, the Company re-issued 115,100,000 of those shares.  On December 30, 2009, we agreed to issue 3,850,000 shares of our common stock in exchange for the remaining balance due to a supplier of equipment to the Company, which totaled $3,935,217 at December 31, 2009.  In 2011, the Company issued 256,900 shares to various employees, advisors, and supporters.

Discussion of Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Revenues

Our revenue for the year ended December 31, 2011, was $4,128,319 compared to $3,392,298 for the year ended December 31, 2010, an increase of $736,021, or 21.7%.  The increase is attributable primarily to the increase in pipe sales of $1,644,031, partially offset by the decrease of lack of inspection fees which decreased $424,718 from $2,041,506 for the year ended December 31, 2010 to $1,616,788 for the year ended December 31, 2011.  This was a result of the moratorium on deep water drilling in the Gulf of Mexico due the British Petroleum oil disaster.  This decrease was accompanied by loss of additional income from re-billable job supplies (included in Other Income) which decreased $38,814 from $365,277 in 2010 to $326,463 for the year ended December 31, 2011.  We store pipe and equipment inventory for our customers.  During 2010, we expanded our yard to accommodate other pipe manufacturers and distributors.  However, our storage fees decreased $567,690.

The following table presents the composition of revenue for the year December 31, 2011 and 2010:

Revenue:	2011 Dollars	Percentage	2010 Dollars	Percentage	Variance Dollars

Inspection Fees	$1,616,788	39.2%	$2,041,506	60.1%	$(424,718)
Sale of Pipe	$1,812,358	43.9%	$168,327	5.0%	$1,644,031
Storage Fees	$249,498	6.0%	$817,188	24.1%	$(567,690)
Other Income	$449,675	10.9%	$365,277	10.8%	$84,398
Total Revenue	$4,128,319	100.0%	$3,392,298	100.0%	$736,021

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2011, was $3,788,365, or 91.8% of revenues, compared to $2,686,998, or 79.2% of revenues, for the year ended December 31, 2010. The overall increase in our cost of revenue is primarily due to our reduction in payroll and related contract costs due to the decrease in inspection work. The primary reason for the increase in cost of sales as a percentage of revenues was due to the amount of fixed costs included in our cost of revenue, such as depreciation on equipment and facilities, and insurance. Additionally, pipe is sold at a lower margin in relation to our service revenues.

The following table presents the composition of cost of revenue for the year ended December 31, 2011 and 2010:

Cost of Revenue:	2011 Dollars	Percentage	2010 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$452,193	11.9%	$600,176	22.3%	$(147,983)
Materials and Supplies	$1,810,244	47.8%	$479,015	17.8%	$1,331,229
Subcontract Labor	$523,631	13.8%	$454,140	16.9%	$69,491
Depreciation and amortization	$682,325	18.0%	$886,254	33.0%	$(203,929)
Maintenance	$100,648	2.7%	$48,714	1.8%	$51,934
Insurance	$103,986	2.7%	$119,622	4.5%	$(15,636)
Other	$115,338	3.1%	$99,077	3.7%	$16,261
Total Cost of Revenue	$3,788,365	100.0%	$2,686,998	100.0%	$1,101,367

Due to the economy, we were unable to maintain our permanent employees and were forced to lay off employees in 2011 and utilized the services of subcontractors to assist us as needed to provide timely and quality service to our customers. We will continue our efforts to attract employees and retain qualified individuals to serve the needs of our customers. The increase in depreciation expense was the result of additional equipment pipe threading and manufacturing facility placed in service during 2010. The increase in other materials and supplies is due primarily to sales of pipe at below cost in order to facilitate agreements with customers.

Operating Expenses

For the year ended December 31, 2011, our operating expenses totaled $1,858,683, as compared to $2,924,997 in 2010, representing a decrease of $1,066,314, or 36.5%.  The largest component of our operating expenses for 2010 consists of salaries and wages, bad debts, professional services, rent, and other expense.  Salaries and wages for general and administrative personnel was $453,199 for the year ended December 31, 2011, compared to $967,152 for the year ended December 31, 2010, a decrease of $513,593, or 53.1%.  Due to the current economy, near the end of 2010, management made substantial reductions in management and executive salaries, including suspending the pay for the CEO and the lay-off of certain managers, engineers and supervisors not essential to operations.  This implementation has impacted these reductions in 2011.

Professional services expense increased from $370,867 for the year ended December 31, 2010, to $459,876 for the year ended December 31, 2011, an increase of $89,009, or 24.0%.  The increase is primarily a result of expenses we incurred throughout the year ended December 31, 2011, for legal fees associated with legal proceedings related to pipe agreements and negotiations with foreign parties, as well as an increase in accounting fees associated with the acquisition of an equity interest in ITO Ventures, L.L.C., and a new wholly owned subsidiary, Energy Technology Manufacturing and Threading, LLC.

Rent expense totaled $252,726 for the year ended December 31, 2011, as compared to $265,105 for the year ended December 31, 2010, a decrease of $12,379, or 4.7%.  Rent expense for both the year ended December 31, 2011, and for the year ended December 31, 2010, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Bad debt expenses decreased from $777,620 for the year ended December 31, 2010 to $30,003 for the year ended December 31, 2011, a decrease of $747,617.

Other Income and Expense

Other income and expense consists of investment income, gain or loss on sale of assets, and interest expense.  For the year ended December 31, 2011, other income, net of other expense, totaled $907,173, as compared to other expense, net of other income, of $61,533 for the year ended December 31, 2010.  The increase is attributable primarily to the recovery of income from the outcome of the lawsuits that were previously pending.

The Company settled a lawsuit with Steel Services regarding damaged pipe that was returned.  In exchange for accepting the pipe back into inventory, the company forgave invoices totaling $207,880 which had an allowance of bad debts totaling $190,840 and a customer deposit was forfeited in the amount of $551,075.  The settlement resulted in recognition of income in the amount of $504,952.  Additionally, the company entered into an agreement with Shengli-Highland which allowed it to sell their pipe stored on the Company’s yard in exchange for a commission equal to $240 per ton.  The proceeds were used to pay down debt to the Company which resulted in a recovery of a previously record bad debt in the amount of $595,276.

Investment loss, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $35,685 for the year ended December 31, 2011, compared to an investment income of $25,348 for the year ended December 31, 2010.   For the year ended December 31, 2011, included in investment loss is a loss of $68,375 from our investment in ITO Ventures, LLC, partially offset by recognized interest and dividend income of $2,281.  At December 31, 2011, the investment account consisted solely of cash equivalents.

Interest expense totaled $157,954 for the year ended December 31, 2011, as compared to $149,601 for the year ended December 31, 2010, an increase of $8,353, or 5.6%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the principal payments on new debts and obligations from financing activities in late 2010 and the year ended December 31, 2011.

During 2010, we disposed or sold equipment with an original cost of approximately $1,168,954, which had a remaining net book value of approximately $850,393.  Equipment with a net book value of $94,680 was disposed during 2010, and equipment with a net book value of $755,712 was sold for $435,482 resulting in a net loss of $320,230.  The total loss associated with equipment sold or disposed amounted to $412,743.

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

Provision for income taxes

For the year ended December 31, 2011, we reported an income tax benefit of $366,036, compared to income tax expense of $758,685 for the year ended December 31, 2010, a decrease of $392,649, or 51.8%, which was attributable to the net loss for the year.

Discussion of Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

Capital Resources and Liquidity

At December 31, 2011, we had $943,894 in cash and cash equivalents, which included two investment accounts, consisting of cash equivalents, with a fair value of $6,709.  Our cash outflows have consisted primarily of expenses associated with continued operations.  Cash outflows for investing purposes have consisted primarily the acquisition of equipment and other technology to better serve our customers.  Most of the costs of those acquisitions have been offset by the sale of excess equipment.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

In July 2010, the FASB issued authoritative guidance that requires entities to provide enhanced disclosures in the financial statements about their loans including credit risk exposures and the allowance for loan losses.  Included in the new guidance are a roll forward of the allowance for loan losses as well as credit quality information, impaired loan, nonaccrual and past due information.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for loan losses, and class of loans.  The Company adopted this guidance on December 31, 2010, with no impact on its financial statements except for additional financial statement disclosures.

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

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ENERGY & TECHNOLOGY, CORP.

Audits of Financial Statements

December 31, 2011 and 2010

Contents

Report of Independent Registered Public Accounting Firm	F-1

Basic Financial Statements

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-22

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Energy & Technology, Corp.
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of Energy & Technology, Corp. (the “Company”) and its subsidiaries, Technical Industries, Inc. (TII), Energy Technology Manufacturing & Threading, LLC, and Energy Pipe, LLC (a variable interest entity) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy and Technology, Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, included in the Form 10-K and, accordingly, we do not express an opinion thereon.

A Professional Accounting Corporation
Metairie, Louisiana
March 28, 2012

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010

Assets
Current Assets
Cash and Cash Equivalents	$943,894	$453,658
Accounts Receivable
Trade, Net	900,825	444,023
Other	15,574	17,638
Inventory	2,941,152	3,494,163
Prepaid Expenses	50,996	48,891
Deferred Tax Asset	813,164	462,259

Total Current Assets	5,665,605	4,920,632

Property and Equipment, Net	4,941,071	5,691,289

Other Assets
Patent, Net	450,977	479,763
Deferred IPO Expenses	-	72,520
Deposits	4,988	4,988
Other Assets	6,898	101,828

Total Other Assets	462,863	659,099
Total Assets
	$11,069,539	$11,271,020

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets (Continued)
December 31, 2011 and 2010

	2011	2010

Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$226,020	$234,567
Accounts Payable	370,399	153,157
Accrued Payroll and Payroll Liabilities	61,418	56,725
Accrued Rent	1,637,500	1,487,500
Customer Deposits	-	551,075
Income Taxes Payable	28,496	19,022

Total Current Liabilities	2,323,833	2,502,046

Long-Term Liabilities
Notes Payable	417,764	593,979
Deferred Taxes Payable	912,231	954,470
Due to Affiliates	2,324,977	1,875,998

Total Long-Term Liabilities	3,654,972	3,424,447

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
168,795,500 Shares and 169,052,400 Shares Issued and Outstanding
at December 31, 2011 and 2010, Respectively	169,052	168,796
Discount on Common Stock	(115,100)	(115,100)
Paid-In Capital	4,229,195	4,237,741
Retained Earnings	807,587	1,053,090

Total Stockholders' Equity	5,090,734	5,344,527

Total Liabilities and Stockholders' Equity	$11,069,539	$11,271,020

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
December 31, 2011 and 2010

	2011	2010

Revenues	$4,128,319	$3,392,298

Cost of Revenues
Depreciation	682,325	857,468
Subcontract Labor	523,631	454,140
Labor and Related Costs	452,193	600,176
Materials and Supplies	1,810,244	479,015
Insurance	103,986	119,622
Other Costs	86,552	99,077
Repairs and Maintenance	100,648	48,714
Patent Amortization	28,786	28,786

Total Cost of Revenues	3,788,365	2,686,998

Gross Profit	339,954	705,300

Operating Expenses
Salaries and Wages	453,199	967,152
Professional Services	459,876	370,867
Bad Debts	30,003	777,620
Other	206,189	137,605
Rent	252,726	265,105
Travel, Lodging and Meals	76,527	125,943
Depreciation	164,839	78,097
Office Supplies and Expenses	65,531	72,618
Utilities	48,698	58,553
Communications	48,445	49,787
Repairs and Maintenance	22,352	21,650

Total Operating Expenses	1,828,385	2,924,997

Loss from Operations	(1,518,732)	(2,219,697)

Other Income (Expense)
Other Income	1,100,832	475,463
Loss on Disposal of Property and Equipment	-	(412,743)
Investment (Expense) Income	(66,095)	25,348
Interest Expense	(157,954)	(149,601)

Total Other Expense	876,783	(61,533)

Loss Before Provision for Income Taxes	(611,539)	(2,281,230)

Provision for Income Taxes	(366,036)	(758,685)

Net Loss	$(245,503)	$(1,522,545)

Loss per Share - Basic	NM *	$(0.02)

Loss per Share - Diluted	NM *	$(0.02)

* Amounts are not meaningful since less than $.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Changes in Stockholders’ Equity
December 31, 2011 and 2010

			Discount on	Additional		Total
	Common Stock		Capital	Paid-in	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity
Balance - January 31, 2010	53,580,000	$53,580	$-	$4,112,112	$2,575,635	$6,741,327

Bonus Shares Issued	115,500	116	-	125,629	-	125,745

Shares Reissued to Majority Shareholders	115,100,000	115,100	(115,100)		-	-

Net Loss	-	-	-	-	(1,522,545)	(1,522,545)

Balance - December 31, 2010	168,795,500	168,796	(115,100)	4,237,741	1,053,090	5,344,527

Bonus Shares Issued	256,900	256	-	63,974	-	64,230

Stock Offering Costs	-	-	-	(72,520)	-	(72,520)

Net Loss	-	-	-	-	(245,503)	(245,503)

Balance- December 31, 2011	169,052,400	$169,052	$(115,100)	$4,229,195	$807,587	$5,090,734

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
December 31, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities
Net Loss	$(245,503)	$(1,522,545)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities
Bad Debts	30,003	777,620
Depreciation	847,164	935,562
Amortization of Patent Costs	28,786	28,786
Loss on Disposal of Property and Equipment	-	412,743
Deferred Income Taxes	(393,144)	(777,710)
Issuance of Stock as Bonus	64,230	125,745
Changes in Assets and Liabilities
Trade Receivables	(486,805)	(154,606)
Other Receivables	2,064	5,608
Inventory	553,011	2,069,394
Prepaid Expenses	(2,105)	3,259
Other Assets	94,930	(58,414)
Accounts Payable	217,242	(3,191,921)
Accrued Payroll and Payroll Liabilities	4,693	(9,192)
Income Taxes Payable	9,474	(27,296)
Customer Deposits	(551,075)	-
Accrued Rent	150,000	150,000

Net Cash Provided by (Used in) Operating Activities	322,965	(1,232,967)

Cash Flows from Investing Activities
Proceeds from the Sale of Property and Equipment	-	435,483
Purchase of Property and Equipment	(96,946)	(597,733)

Net Cash Used in Investing Activities	(96,946)	(162,250)

Cash Flows from Financing Activities
Borrowings from Affiliates	448,979	110,306
Proceeds from Borrowings from Notes Payable	73,188	306,138
Principal Repayments on Notes Payable	(257,950)	(224,899)

Net Cash Provided by Financing Activities	264,217	191,545

Net Increase (Decrease) in Cash and Cash Equivalents	490,236	(1,203,672)

Cash and Cash Equivalents, Beginning of Year	453,658	1,657,330

Cash and Cash Equivalents, End of Year	$943,894	$453,658

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows (Continued)
December 31, 2011 and 2010

	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for Interest	$157,954	$42,386

Cash Paid During the Year for Income Taxes	17,634	$46,318

Supplemental Disclosure of Noncash Investing and Financing Activities
Purchase of Vehicle	$-	$62,803
Less Amount of Purchase Financed through Dealer	-	(60,303)

Cash Paid on Purchase of Vehicle	$-	$2,500

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

The Company has incurred losses of approximately $246,000 and $1,523,000 for its years ended December 31, 2011 and 2010, respectively.  The losses have occurred mostly as a result of the moratorium on deep water drilling in the Gulf of Mexico due to the British Petroleum oil disaster.

Management believes that the Company will continue to operate as a going concern by reducing operating and salary costs, as necessary, and increasing revenue streams with the government’s approval of new deepwater drilling permits

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 2.                 Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Technical Industries, Inc. and Energy Technology Manufacturing & Threading, LLC, and the accounts of Energy Pipe, LLC (a variable interest entity). All significant intercompany balances and transactions have been eliminated.

Additionally, the Company has accounted for a joint venture with ITO Ventures, L.L.C., which it owned a 50% interest, on the equity basis.  During the year ended December 31, 2011, the company gave up its 50% interest in this joint venture and wrote off a total of $68,375 as an investment expense.

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

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due.  Trade accounts receivable are periodically evaluated for collectability based on past credit.

Allowance for Doubtful Accounts
The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $36,147 and $792,260, for the years ended December 31, 2011 and 2010, respectively.

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2011 and 2010, inventory consisted of pipe available for sale.

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

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 2.                 Summary of Significant Accounting Policies (Continued)

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.  Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers.  At December 31, 2011, the balance due from two customers represented 95% of receivables, and sales to two customers represented 55% of revenues for the year ended December 31, 2011.

The Company periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred.  Advertising expense was $5,282 and $10,453, for the years ended December 31, 2011 and 2010, respectively.

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

Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the consolidated statements of operations

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 2.                 Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements
In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance became effective for the Company on January 1, 2010 with no impact on its consolidated financial statements.

In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets.  In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance was adopted by the Company on January 1, 2010 with no impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (Topic 820) that requires new disclosures related to fair value measurements and clarifies existing disclosure requirements about the level of disaggregation, inputs and valuation techniques.  Specifically, reporting entities now must disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In addition, in the reconciliation for Level 3 fair value measurements, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities for disclosure of fair value measurement, considering the level of disaggregated information required by other applicable U.S. GAAP guidance and should also provide disclosures about the valuation techniques and inputs used to measure fair value for each class of assets and liabilities.  The guidance was effective for financial statements issued for periods ending after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in reconciliation for Level 3 fair value measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance affects only the disclosure requirements and had no impact on the Company’s consolidated statements of operations and condition.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 2.                 Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This new authoritative guidance was effective on January 1, 2011 and had no impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, which amends the guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (TDR). In evaluating whether a restructuring constitutes a TDR both for purposes of recording an impairment loss and for disclosure purposes, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. However, an entity should apply prospectively changes in the method used to calculate impairment. At the same time a public entity adopts ASU 2011-02, it is required to disclose the activity based information that was previously deferred by ASU No. 2011-01. The Company adopted the provisions of this ASU in preparing the consolidated financial statements as of and for the interim period ended September 30, 2011.  The adoption of this ASU did not have a material impact on Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The ASU contains guidance on the application of the highest and best use and valuation premise concepts, the measurement of fair values of instruments classified in shareholders’ equity, the measurement of fair values of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. It also requires additional disclosures about fair value measurements, including information about the unobservable inputs used in fair value measurements within Level 3 of the fair value hierarchy, the sensitivity of recurring fair value measurements within Level 3 to changes in unobservable inputs and the interrelationships between those inputs, and the categorization by level of the fair value hierarchy for items that are not measured at fair value but for which the fair value is required to be disclosed. These amendments are to be applied prospectively for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 2.                 Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”. The ASU increases the prominence of other comprehensive income in financial statements by requiring comprehensive income to be reported in either a single statement or in two consecutive statements which report both net income and other comprehensive income. It eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The ASU is effective for periods beginning after December 15, 2011 and requires retrospective application. The ASU does not change the components of other comprehensive income, the timing of items reclassified to net income, or the net income basis for income per share calculations.  As this ASU is disclosure related only, the adoption of this ASU will not impact consolidated reported financial position or results of operations.

In September 2011, the FASB amended guidance pertaining to goodwill impairment testing.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The guidance is effective January 1, 2012 with no significant impact expected on the Company’s financial statements.

In December 2011, the FASB issued guidance which relates to deconsolidation events. Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate.  This guidance is effective for the fiscal year ending December 31, 2013 and is not expected to have a significant impact on the Company’s financial statements.

In December 2011, The FASB issued authoritative guidance to provide enhanced disclosures in the financial statements about offsetting and netting arrangements. The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. This guidance was issued to facilitate comparison between financial statements prepared on a U.S. GAAP and IFRS reporting. The new guidance will be effective January 1, 2013 and is not expected to have a significant impact on the Company’s financial statements.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 3.                 Patent

On September 4, 2007, the Company’s chief executive officer was awarded a patent from the United States Patent and Trademark Office pertaining to his development of specialized testing procedures for tubing casing, line pipe and expandable liners utilized by oil-exploration companies.

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years. Amortization expense for both 2011 and 2010 was $28,786.  Estimated amortization expense for each of the ensuing years through December 31, 2016 is $28,786 per year.

Note 4.                 Property and Equipment

Property and equipment consists of the following at December 31, 2011 and 2010 respectively:

	2011	2010

Buildings and Improvements	$2,942,393	$3,038,653
Equipment	5,246,261	5,147,127
Autos and Trucks	240,630	216,662
Office Furniture	17,751	7,528
Property Held under Capital Leases	99,992	99,992
Construction in Progress	-	3,732
	8,547,027	8,513,694

Less: Accumulated Depreciation and Amortization	(3,605,956)	(2,822,405)

Total	$4,941,071	$5,691,289

Depreciation expense amounted to $847,164 and $935,562 for the years ended December 31, 2011 and 2010, respectively.

Included in property and equipment are assets which were acquired through capital leases.  The leases ended in 2007; however, the Company exercised its bargain purchase options, as stipulated under the terms of the leases, and has retained ownership and possession of the leased assets.  The assets were recorded at the lower of the present value of the minimum lease payments or the fair value of the asset, and are being depreciated over their estimated productive lives, in accordance with FASB’s guidance on accounting for leases.  Depreciation of assets acquired through capital leases is included in depreciation expense for the years ended December 31, 2011 and 2010.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 4.                 Property and Equipment (Continued)

Following is a summary of property held acquired through capital leases at December 31, 2011 and 2010:

	2011	2010

Machinery and Equipment	$99,992	$99,992
Less: Accumulated Depreciation	(49,565)	(44,566)

Total	$50,427	$55,426

Note 5.                 Related Party Transactions

Included in due to affiliates at December 31, 2011 and 2010, is $1,563,197 and $1,447,405, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999. The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $115,792 and $107,215 for the years ended December 31, 2011 and 2010, respectively.

Note 6.                 Notes Payable

Notes payable at December 31, 2011 and 2010 consist of the following:

	2011	2010
Doosan Global Finance, $109,350 non-interest bearing note dated October 13,2009, due April 15, 2012, payable in monthly installments of $2,604, secured by equipment.	$10,414	$41,657

General Motors Acceptance Corp., $23,363 note dated May 1, 2008, due December 15, 2012, payable in monthly installments of $472, interest rate 7.69%, secured by vehicle.	6,175	11,477

Gulf Coast Bank and Trust, $13,045 note dated March 7, 2009, due February 7, 2012, payable in monthly installments of $394, interest rate 5.45%, secured by vehicle.	641	5,262

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 6.                 Notes Payable (Continued)

	2011	2010

Imperial Credit Corp, Insurance, $46,138 note dated September 16, 2010, due July 16, 2011 payable in monthly installments of $4,812, interest rate 9.25%, secured by insurance.	-	28,107

Imperial Credit Corp, Insurance, $46,138 note dated September 16, 2011, due July 16, 2012 payable in monthly installments of $4,822, interest rate 9.25%, secured by insurance.	29,532	-

Regions Bank, $213,226 note dated October 15, 2009, due October 15, 2014, payable in monthly installments of $4,120, interest rate 5.98%, secured by equipment.	128,570	169,003

U.S. Bancorp, $340,990 note dated December 29, 2009 due December 29, 2014, payable in monthly installments of $6,585, interest rate 5.93%, secured by equipment.	216,602	280,642

U.S. Bancorp, $260,000 note dated May 17, 2010 due May 17, 2015, payable in monthly installments of $4,954, interest rate 5.4%, secured by equipment.	185,110	233,149

BMW Credit, $60,303 note dated November 18, 2010 due November 18, 2015, payable in monthly installments of $1,081, interest rate 2.9%, secured by vehicle.	46,397	59,249

Ally Bank, $23,968 note dated February 25, 2011 due February 25, 2016, payable in monthly installments of $463, interest rate 6.0%, secured by vehicle.	20,343	-

	643,784	828,546
Less: Current Portion	226,020	234,567

Long-Term Portion	$417,764	$593,979

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 6.                 Notes Payable (Continued)

Following are maturities of long-term debt at December 31, 2011:

Fiscal Year Ending December 31, 2011	Amount
2012	$226,020
2013	189,524
2014	192,129
2015	35,301
2016	810

Total	$643,784

Note 7.                 Income Taxes

The provision for income taxes for 2011 and 2010 consists of the following:

	2011	2010

Current Tax Expense	$27,108	$19,026
Deferred Tax (Benefit) Expense
Federal	(371,540)	(611,816)
State	(21,604)	(165,895)

Total Provision for Income Taxes	$(366,036)	$(758,685)

A reconciliation of income tax expense at the federal statutory rate to the Company’s actual income tax expense at December 31, 2011 and 2010, follows:

	2011	2010

Tax (Benefit) Provision at Expected
Federal Statutory Rate of 34%	$(393,144)	$(775,617)
Deferred State Taxes and Adjustmen
of State Income Tax Allocation	15,541	12,870
Non-Deductible Expenses	11,567	4,062

Total Provision for Income Taxes	$(366,036)	$(758,685)

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 7.                 Income Taxes (Continued)

The deferred tax asset and deferred tax liability comprised the following at December 31, 2011 and 2010:

	2011	2010
Deferred Tax Asset - Net Operating
Loss Carryforward	$813,164	$462,259

Deferred Tax Liability - Fixed Assets	$(912,231)	$(954,470)

The Company has unused federal operating loss carryforwards of $1,971,752, available as of December 31, 2011.  This net operating loss can be carried forward to 2031.  The Company has capital loss carryovers of $95,628 that expire in 2028 and unused contribution carryforwards that expire in 2021.  Additionally, the Company has general business credits totaling $49,343 that expire in 2029.

No valuation allowance has been set up against the deferred tax asset as the Company believes that it will be able to fully utilize the net operating loss carryforwards that have generated the deferred tax asset.

At December 31, 2011, and December 31, 2010, the Company did not have any tax positions which resulted in unrecognized tax benefits.  In addition, the Company had no amount of interest and penalties recognized in the consolidated statements of operations for the years ended December 31, 2011 and December 31, 2010, nor any amount of interest and penalties recognized in the Balance Sheets as of December 31, 2011 and December 31, 2010.

As of December 31, 2011, the tax years that remain open for examination by tax jurisdictions include 2010, 2009, and 2008.

Note 8.                 Significant Stock Transactions

On April 1, 2009, two of the Company’s significant stockholders canceled a combined total of 165,100,000 shares for the consideration for the shares to be re-issued in the future.  115,100,000 shares were re-issued on September 21, 2010 to one of the stockholders.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 9.                 Loss per Common Share

Loss per common share is computed using the weighted average number of shares outstanding.  The weighted average shares outstanding were 169,052,400 and 168,795,500 for 2011 and 2010, respectively, and there were no equity instruments outstanding at December 31, 2011 or 2010 which would have had a dilutive effect.

Note 10.                 Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.  Rent expense for the year ended December 31, 2011 and 20010 was $252,726 and $265,105 respectively.

Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 2011 are as follows:

2012	$6,000
2013	6,000
2014	6,000
2015	6,000
2016	6,000
Thereafter	82,500

Total	$112,500

Note 11.                 Contingent Liabilities

The Company is involved in litigation with a customer regarding the sale of pipe.  Although the pipe was returned to the Company, the customer seeks the return of the purchase price. The Company has filed a counterclaim alleging that the sale, as made, cannot be rescinded and that because of the late return of the pipe, the Company suffered damages as a result of lost sales. The Company reversed its recognition of the sale in 2008, and recognized the amount paid by the customer as a customer deposit on its consolidated balance sheet as of December 31, 2010.

In 2011, the Company was granted a judgment against the supplier and subsequently agreed to keep the pipe in exchange for writing off the Company’s invoices for storage and repairs to the pipe. The judgment resulted in a net gain of $504,952 reported as other income within the consolidated statements of operations.

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 12.                 Major Customers

For the year ended December 31, 2011, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these two customers were approximately 55% of total revenues, and total balance due from these two customers at December 31, 2011 was $788,251.  For the year ended December 31, 2010, the Company had two customers for which revenue generated from the customer amounted to approximately 35% of the Company’s total revenue.  At December 31, 2010, these customers had a trade receivable balance of $797,280.

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

The results of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment.  Accordingly, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments.  ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.

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

ENERGY & TECHNOLOGY CORP.
Notes to Consolidated Financial Statements

Note 13.                 Estimated Fair Value of Financial Instruments (Continued)

	December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash	$943,894	$943,894	$453,658	$453,658

Financial Liabilities:
Notes Payable	$643,784	$643,784	$828,546	$828,546
Due to Affiliates	2,324,977	2,324,977	1,875,998	1,875,998
	$2,968,761	$2,968,761	$2,704,544	$2,704,544

Note 14.                 Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet are recognized in the financial statements as of December 31, 2011. In preparing these financial statements, the Company evaluated the events and transactions that occurred from December 31, 2011 through March 28, 2012, the date these financial statements were available to be issued, and determined that no events occurred that require disclosure. No subsequent events occurring after this date have been evaluated for inclusion in these financial statements.

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

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the Company’s disclosure controls and procedures.  As defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including Certifying Officers, to allow timely decisions regarding required disclosure.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.  Based on that evaluation and the criteria set forth in the COSO Report, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s and their respective ages as of March 28, 2012 are as follows:

NAME	AGE	POSITION

George Sfeir	55	President, Chief Executive Officer and Director
Amer Salhi	27	Chief Financial Officer and Secretary
Edmund J. Baudoin, Jr.	56	Treasurer

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

Amer T. Salhi 27, was born on November 29, 1984 in The Kingdom of Saudi Arabia. He attended Hashemite University of the Kingdom of Jordan 2002 to 2006, and received his Bachelor’s degree in Business Administration.  Following graduation, Mr. Salhi enrolled at the Southeastern Louisiana University in Hammond Louisiana and received his MBA minor in accounting in December 2009.  Mr. Salhi  joined Energy & Technology, Corp. October of 2010, where he currently serves in the capacity as Accountant.  He was appointed C.F.O. and Secretary of the Company on April 12, 2011.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2011.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to Form 10-K filed on March 30, 2009.

ITEM 11.          EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2011 and 2010. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2011, and 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
George Sfeir, President, Chief Executive Officer	2011	$0	$0	0	0	0	0	0	$0
and Director	2010	$104,000	$0	0	0	0	0	0	$104,000

Amer Salhi,	2011	$34,367	$300	0	0	0	0	0	$34,667
Chief Financial Officer and Secretary	2010	$6,089	$40	0	0	0	0	0	$6,129

Edmund J. Baudoin, Jr.,	2011	$54,410	$300	0	0	0	0	0	$54,710
Treasurer	2010	$53,794	$2,864	0	0	0	0	0	$56,658

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 14, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock Restricted	American Interest, LLC (2) Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	149,662,940	52.8%

Common Stock Restricted	Sfeir Family Trust (2) Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	13,732,500	21.1%

Common Stock	Amer T Salhi	2,500	Less than 1%

Common Stock	Edmund J. Baudoin, Jr. Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	16,500	Less than 1%

Common Stock	All executive officers and directors as a group	19,000	Less than 1%

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

On March 11, 2010, the Company issued 88,000 shares to 93 employees, advisors, and supporters for services rendered

On August 23, 2010 the Company reissued 115,100,000 shares to American Interest, LLC as per the cancellation agreement.

On October 6, 2010 the Company issued 50,000 shares to Globex transfer as part of a Service Agreement. Those shares were later returned and cancelled as no services were rendered.

On December 7, 2010 the Company issued 500 shares each to the 12 members of its Advisory Board for services rendered.

On January 20, 2011 the Company issued 100,000 shares as fees to a marketing company.

On January 14, 2011 the Company issued 14,000 shares to employees, advisors, and supporters for services rendered

On April 25, 2011 the Company issued 54,400 shares to employees, advisors, and supporters for services rendered

On September 23, 2011 the Company issued 88,500 shares to employees, advisors, and supporters for services rendered

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2011 and 2010, for the reviews of the financial statements included in our reports on Form 10-Q, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years. Audit fees pertaining to services provided to the Company for the fiscal years ended December 31, 2011 and 2010, amount to $40,736 and $56,535.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

Dated: March 28, 2012

By /s/ George M. Sfeir
George M. Sfeir,
President,
Chief Executive Officer,

By /s/ Amer T Salhi
Amer T Salhi,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	March 28, 2012
George M. Sfeir	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Signature	Title	Date

/s/ Amer T Salhi	Chief Financial Officer,	March 28, 2012
Amer T Salhi