Form 10-Q
period 2012-03-31
ENERGY & TECHNOLOGY CORP.
filed 2012-05-04
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from ____________to __________ .

ENERGY & TECHNOLOGY, CORP.
(Exact name of registrant as specified in Charter)

DELAWARE	333-143215	26-0198662
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Petroleum Towers, Suite 530
3639 Ambassador Caffery Blvd
Lafayette, LA 70503 U.S.A.
Mail: P.O. Box 52523
Lafayette, LA 70505 U.S.A.
 (Address of Principal Executive Offices)
 _______________

+1337 984 2000
 (Issuer Telephone number)

+1337 988 1777
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
Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2011: 169,052,400 shares of common stock.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

March 31, 2012

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$3,577,040	$943,894
Accounts Receivable
Trade, Net	76,276	900,825
Other	16,324	15,574
Inventory	3,049,698	2,941,152
Prepaid Expenses	35,998	50,996
Deferred Tax Asset	618,086	813,164

Total Current Assets	7,373,422	5,665,605

Property and Equipment, Net	4,739,511	4,941,071

Other Assets
Patent, net	443,781	450,977
Deposits	4,988	4,988
Other Assets	8,320	6,898

Total Other Assets	457,089	462,863

Total Assets	$12,570,022	$11,069,539

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets (Continued)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$203,926	$226,020
Accounts Payable	1,755,543	370,399
Accrued Payroll and Payroll Liabilities	56,042	61,418
Accrued Rent	1,675,000	1,637,500
Income Taxes Payable	28,496	28,496

Total Current Liabilities	3,719,007	2,323,833

Long-Term Liabilities
Notes Payable	371,368	417,764
Deferred Taxes Payable	843,105	912,231
Due to Affiliates	2,296,660	2,324,977

Total Long-Term Liabilities	3,511,133	3,654,972

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
169,052,400 Shares Issued and Outstanding at December 31, 2011
and March 31, 2012. 80,947,600 Shares
Unissued at December 31, 2011 and March 31, 2012	169,052	169,052
Discount on Capital Stock	(115,100)	(115,100)
Paid-In Capital	4,229,195	4,229,195
Retained Earnings	1,056,735	807,587

Total Stockholders' Equity	5,339,882	5,090,734

Total Liabilities and Stockholders' Equity	$12,570,022	$11,069,539

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2012		2011

Revenues		$3,438,678		$180,732

Cost of Revenues
Materials and Supplies		1,754,757		22,197
Subcontract Labor		256,849		135,781
Depreciation		171,646		169,256
Repairs and Maintenance		150,627		14,250
Labor and Related Costs		140,094		145,297
Insurance		24,381		18,026
Other Costs		19,055		16,060

Total Costs of Revenues		2,517,409		520,867

Gross Profit (Loss)		921,269		(340,135)

Operating Expenses
Salaries and Wages		133,467		115,448
Professional Services		98,752		59,990
Rent		59,616		65,586
Property Taxes		57,906		15,097
Depreciation		41,140		40,952
Other		35,646		24,776
Utilities		33,699		10,905
Office		16,699		14,716
Travel, Lodging and Meals		14,028		15,810
Communications		12,799		9,574
Patent Amortization		7,196		7,196

Total Operating Expenses		510,948		380,050

Income (Loss) from Operations		410,321		(720,185)

Other Income (Expense)
Other Income		-		604
Investment Income		4,316		346
Interest Expense		(39,537)		(39,858)

Total Other Income (Expense)		(35,221)		(38,908)

Income (Loss) before Income Taxes		375,100		(759,093)

Provision for Income Taxes		125,952		(263,454)

Net Income		$249,148		$(495,639)

Earnings per Share - Basic	$	NM	$	NM

Earnings per Share - Diluted	$	NM	$	NM

NM = Not Meaningful

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Discount on Capital	Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January 1, 2011	168,795,500	$168,796	$(115,100)	$4,237,741	$1,053,090	$5,344,527

Bonus shares issued	14,000	14		6,706		6,720

Net Income	-	-	-	-	(495,639)	(495,639)

Balance at March 31, 2011	168,809,500	$168,810	$(115,100)	$4,244,447	$557,451	$4,855,608

Balance at January 1, 2012	169,052,400	$169,052	$(115,100)	$4,229,195	$807,587	$5,090,734

Bonus shares issued						-

Net Income (Loss)					249,148	249,148

Balance at March 31, 2012	169,052,400	$169,052	$(115,100)	$4,229,195	$1,056,735	$5,339,882

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31

	2012	2011
Cash Flows from Operating Activities
Net (Loss) Income	$249,148	$(495,639)
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	212,786	210,208
Stock issued as Bonus	-	6,970
Amortization of Patent Costs	7,196	7,196
Deferred Income Taxes	125,952	(263,454)
Changes in Assets and Liabilities
Trade Receivables	824,549	313,085
Other Receivables	(750)	(7,188)
Inventory	(108,546)	4,552
Prepaid Expenses	14,998	16,130
Other Assets	(1,422)	50,971
Accounts Payable	1,385,144	5,164
Accrued Payroll and Payroll Liabilities	(5,376)	37,564
Accrued Rent	37,500	37,500

Net Cash Provided by (Used In) Operating Activities	2,741,179	(76,941)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(11,226)	(58,733)

Net Cash Used in Investing Activities	(11,226)	(58,733)

Cash Flows from Financing Activities
Net (Principal Repayments) from Affiliates	(28,317)	(46,549)
Net (Principal Repayments) on Notes Payable	(68,490)	(36,697)

Net Cash Used In Financing Activities	(96,807)	(83,246)

Net Increase (Decrease) in Cash and Cash Equivalents	2,633,146	(218,920)

Cash and Cash Equivalents, Beginning of Year	943,894	453,658

Cash and Cash Equivalents, End of Year	$3,577,040	$234,738

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$8,273	$30,208
Cash Paid During the Period for Taxes	$-	$-

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

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Technical Industries, Inc., and the accounts of Energy Pipe, LLC (a variable interest entity) ) and Energy Technology Manufacturing and Threading, LLC (a variable interest entity).  All significant intercompany balances and transactions have been eliminated.

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

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

their current financial condition.  Provisions for uncollectible amounts are determined based on management’s estimate of collectability.  Provisions for uncollectible amounts were $14,640 and $792,260 for the quarters ending March 31, 2012 and 2011, respectively

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2012 and at December 31, 2011, inventory consisted of pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the three months ended March 31, 2011, two customers made up approximately 35% of the Company’s revenues, and two customers made up approximately 13% of the Company’s receivable balance at March 31, 2011.  For the three months ended March 31, 2012, four customers made up approximately 77% of the Company’s revenues, and two customers made up approximately 80% of the Company’s receivable balance at March 31, 2012.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred. .For the quarters ending March 31, 2012 and 2011 $0 and $3,482, respectively, was expensed.

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

Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.  As of March 31, 2012 and December 31, 2011 management does not believe it has taken any tax positions that would not be sustained upon examination.

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements (Continued)

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

Note 5.   Major Customers

For the three months ended March 31, 2012, the Company had four customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these four customers were approximately 77% of total revenues, and the total balance due from these four customers at March 31, 2012  was $176,049, of which none was included in the allowance for bad debts.

Note 6.   Related Party Transactions

Included in due to affiliates is $2,296,660 and $2,324,977 at March 31, 2012 and December 31, 2011, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $31,264 and $28,948 for the three month periods ended March 31, 2012 and 2011, respectively.

Note 7.   Earnings per Share

The weighted average common shares outstanding amounted to 169,052,400 and 168,859,500 for the three months ended March 31, 2012 and March 31, 2011, respectively.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at March 31, 2012 or December 31, 2011, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at March 31, 2012 and December 31, 2011, should not necessarily be considered to apply at subsequent dates.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Fair Value Disclosures (Continued)

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$3,577,040	$3,577,040	$943,894	$943,894

Financial liabilities:
Notes Payable	$575,294	$575,294	$643,784	$643,784
Due to Affiliates	2,296,660	2,296,660	2,324,977	2,324,977
	$2,871,954	$2,871,954	$2,968,761	$2,968,761

Note 9.   Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2012.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Foreign Trade Zone Status

Energy & Technology, Corp. has selected the well known auditing and financial consulting firm KPMG to assist the Company in meeting the requirements to establish a Foreign Trade Zone at its Houston, Texas facility.  KPMG has completed the initial feasibility analysis with the formal application to follow. The establishment of a Foreign Trade Zone is expected to produce a substantial increase in the Company’s ability to sell to overseas markets, and make the Company a far more attractive distribution partner for foreign manufacturers. Management feels that market share could be taken through a successful designation as an FTZ subzone.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2012, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2011 to March 31, 2012

At March 31, 2012, total assets amounted to $12,570,022 compared to $11,069,539 at December 31, 2011, an increase of $1,500,483 or 13.6%.  The increase is primarily due to an increase in cash of $2,633,146, an increase in inventory of $108,546, partially offset by a decrease in accounts receivable of $824,549, a decrease in property and equipment of $201,560, and a decrease in deferred tax asset of $195,078.

Our liabilities at March 31, 2012, totaled $7,230,140 compared to $5,978,805 at December 31, 2011, an increase of $1,251,335.  The increase is primarily due to an increase in accounts payable of $1,385,144, an increase in accrued rent of $37,500, partially offset by a decrease in notes payable of $68,490 and a decrease in deferred taxes payable of $69,126.

Total stockholder’s equity increased from $5,090,734 at December 31, 2011, to $5,339,882 at March 31, 2012.  This increase was due to the net income for the quarter.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $3,577,040 at March 31, 2012, an increase of $2,633,146 from the balance of $943,894 at December 31, 2011.  The increase in cash and cash equivalents was primarily due to our sale of pipe during the quarter ended March 31, 2012.  The pipe sold belonged to a vendor who stored the pipe on our property and we have accrued the cost of the pipe subject to a verbal agreement with the company’s management.

Inventory

We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  It is anticipated that the Company will continue its efforts to expand its sales of pipe, even though the market has contracted substantially due to the current economy.

Property and Equipment

The decrease in property and equipment is primarily due to the depreciation for the three months ended March 31, 2012 of $212,786.  Additions totaling $11,226 were purchased in the three months March 31, 2012.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s income for the three months ended March 31, 2012, our deferred tax asset was decreased by $195,078.  We have decreased our deferred income tax liability by $69,126 due to the change in book and tax depreciation differences.

Accounts Payable

Accounts payable at March 31, 2012 totaled $1,755,543 compared to $370,399 at December 31, 2011, an increase of $1,385,144.  This increase is the result of holding payment on vendor pipe sold due to a disagreement with that vendor regarding equipment, pipe sales, repairs and storage fees.

Discussion of Results of Operations for the Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Revenues

Our revenue for the three months ended March 31, 2012, was $3,438,678 compared to $180,732 for the three months ended March 31, 2011, an increase of $3,257,946 or 1802.7%.  The increase is attributable primarily to increased pipe sales and inspection fees attributable to the government lifting restrictions on deep water drilling in the Gulf of Mexico, and the improved economic environment.

The following table presents the composition of revenue for the three months ended March 31, 2012 and 2011:

	2012		2011		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection Fees	$1,102,330	32.1%	$116,302	64.4%	$986,028
Storage Fees	$87,088	2.5%	$10,666	5.9%	$76,422
Pipe and Other Equipment Sales	$1,947,195	56.6%	$45,146	25.0%	$1,902,049
Other Income	$302,065	8.8%	$8,618	4.8%	$293,447
Total Revenue	$3,438,678	100.0%	$180,732	100.0%	$3,257,946

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended March 31, 2012, was $2,517,409, or 73.2% of revenues, compared to $520,867, or 288.2% of revenues, for the three months ended March 31, 2011.  The overall increase in our cost of revenue is primarily due to our increased pipe sales.  The decrease in cost of revenue as a percentage of revenues was due to the increase in sales without an increase in fixed costs which are included in operations.

The following table presents the composition of cost of revenue for the three months ended March 31, 2012 and 2011:

	2012		2011		Variance
Cost of Revenue	Dollars	Percentage	Dollars	Percentage	Dollars

Materials and Supplies	$1,754,757	69.7%	$22,197	4.3%	$1,732,560
Subcontract Labor	$256,849	10.2%	$135,781	26.1%	$121,068
Depreciation	$171,646	6.8%	$169,256	32.4%	$2,390
Repairs and Maintenance	$150,627	6.0%	$14,250	2.7%	$136,377
Labor and Related Costs	$140,094	5.6%	$145,297	27.9%	$(5,203)
Insurance	$24,381	1.0%	$18,026	3.5%	$6,355
Other Costs	$19,055	0.8%	$16,060	3.1%	$2,995
Total Costs of Revenues	$2,517,409	100.0%	$520,867	100.0%	$1,996,542

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended March 31, 2012, our operating expenses totaled $510,948 as compared to $380,050 in 2011, representing an increase of $130,898, or 34.4%.  The largest components of our operating expenses for 2012 consist of salaries and wages, professional fees, rent, property taxes, and depreciation expense.  Salaries and wages for general and administrative personnel was $133,466 for the three months ended March 31, 2012, compared to $115,448 for the three months ended March 31, 2011, an increase of $18,018, or 15.6%.  The increase is primarily due to the acquisition of a new customer service administrator.  During the three months ended March 31, 2011, the Company issued 14,000 shares of common stock valued at $6,720 as bonuses.  During the three months ended March 31, 2012, the Company did not issue any shares of common stock.

Professional services expense increased from $59,990 for the three months ended March 31, 2011, to $98,752 for the three months ended March 31, 2012, an increase of $38,762, or 64.6%.  The increase is primarily a result of increased accounting, auditing, and legal fees, resulting from issues relating to settlement of a lawsuit regarding pipe, and the associated issues with reporting these transactions.

Rent expense totaled $59,616 for the three months ended March 31, 2012, as compared to $65,586 for the three months ended March 31, 2011, a decrease of $5,970, or 9.1%.  Rent expense decreased due to the decrease in rent for the Company’s Lafayette office.  Rent expense for both the three months ended March 31, 2012, and for the three months ended March 31, 2011, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Remaining operating expenses increased from $139,026 for the three months ended March 31, 2011 to $219,213 for the three months ended March 31, 2012, an increase of $80,187, or 57.7%.  The remaining operating expenses consist primarily of property taxes, depreciation, office expenses, sales, travel expenses, and other operating expenses.

Other Income and Expense

Other income and expense consists of investment income, and interest expense. Other income totaled $604 for the quarter ended March 31, 2011 and there was no other income reported for the quarter ended March 31, 2012.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a gain of $4,316 for the three months ended March 31, 2012, compared to income of $346 for the three months ended March 31, 2011.

Interest expense totaled $39,537 for the three months ended March 31, 2012, as compared to $39,858 for the three months ended March 31, 2011, a decrease of $321, or 0.8%.  Interest expense pertains to amounts due to affiliates as well as to our notes payable with third parties, and the decrease relates to the reduction of principle paid during the year offset by the new financing during 2011, which was obtained to finance expansion and equipment.

Provision for income taxes

For the three months ended March 31, 2012, we reported an income tax expense of $125,952 compared to income tax benefit of $263,454 for the three months ended March 31, 2011, a difference of $389,406 or 147.8% which is the result of the a net loss for the quarter ended March 31, 2011 and a profit for the quarter ended March 31, 2012.

Comparative financial information for the first quarters ending March 31:

	March	March	March	March	March
	31, 2012	31, 2011	31, 2010	31, 2009	31, 2008

Revenues, for the first quarter	$3,438,678	$180,732	$888,659	$2,446,072	$1,439,896
Cost of Revenues	2,517,409	520,867	656,736	1,133,015	555,168

Gross Profit (Loss)	921,269	(340,135)	231,923	1,313,057	884,728

Operating Expenses:
General & Administrative Expenses	469,808	339,098	560,768	429,800	263,035
Depreciation	41,140	40,952	30,263	36,733	17,187

Total Operating Expenses	510,948	380,050	591,031	466,533	280,222

Income (Loss) from Operations	410,321	(720,185)	(359,108)	846,524	604,506

Other Income (Expense)	(35,221)	(38,908)	444,386	(22,560)	(20,101)

Income Before Income Taxes	375,100	(759,093)	85,278	823,964	584,405

Provision for Income Taxes	125,952	(263,454)	33,125	291,652	232,246

Net Income(Loss)	$249,148	$(495,639)	$52,153	$532,312	$352,159

Capital Resources and Liquidity

As of March 31, 2012 we had $3,577,040 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations, and the construction on our Houston facility.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4.  Controls and Procedures

a)  Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

None.

Item 7. Up-dates and Clarifications to prior non-financial information

The Company currently carries 5 million U. S. Dollars ($5,000,000) in general liability insurance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY CORP.

Date: May 4, 2011	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director

Date: May 4, 2011	By:	/s/ Amer Salhi
Amer Salhi
Chief Financial Officer