Form 10-Q/A
period 2012-03-31
ENERGY & TECHNOLOGY CORP.
filed 2012-05-04
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q /A
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

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A is to correct the earnings per share on the Statements of Operations. No other changes have been made to the Form 10-Q.

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

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$3,438,678	$180,732

Cost of Revenues
Materials and Supplies	1,754,757	22,197
Subcontract Labor	256,849	135,781
Depreciation	171,646	169,256
Repairs and Maintenance	150,627	14,250
Labor and Related Costs	140,094	145,297
Insurance	24,381	18,026
Other Costs	19,055	16,060

Total Costs of Revenues	2,517,409	520,867

Gross Profit (Loss)	921,269	(340,135)

Operating Expenses
Salaries and Wages	133,467	115,448
Professional Services	98,752	59,990
Rent	59,616	65,586
Property Taxes	57,906	15,097
Depreciation	41,140	40,952
Other	35,646	24,776
Utilities	33,699	10,905
Office	16,699	14,716
Travel, Lodging and Meals	14,028	15,810
Communications	12,799	9,574
Patent Amortization	7,196	7,196

Total Operating Expenses	510,948	380,050

Income (Loss) from Operations	410,321	(720,185)

Other Income (Expense)
Other Income	-	604
Investment Income	4,316	346
Interest Expense	(39,537)	(39,858)

Total Other Income (Expense)	(35,221)	(38,908)

Income (Loss) before Income Taxes	375,100	(759,093)

Provision for Income Taxes	125,952	(263,454)

Net Income	$249,148	$(495,639)

Earnings per Share - Basic	$0.002	$(0.003)

Earnings per Share - Diluted	$0.002	$(0.003)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Discount on Capital	Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January 1, 2011	168,795,500	$168,796	$(115,100)	$4,237,741	$1,053,090	$5,344,527

Bonus shares issued	14,000	14		6,706		6,720

Net Income	-	-	-	-	(495,639)	(495,639)

Balance at March 31, 2011	168,809,500	$168,810	$(115,100)	$4,244,447	$557,451	$4,855,608

Balance at January 1, 2012	169,052,400	$169,052	$(115,100)	$4,229,195	$807,587	$5,090,734

Bonus shares issued						-

Net Income (Loss)					249,148	249,148

Balance at March 31, 2012	169,052,400	$169,052	$(115,100)	$4,229,195	$1,056,735	$5,339,882

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31

	2012	2011
Cash Flows from Operating Activities
Net (Loss) Income	$249,148	$(495,639)
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	212,786	210,208
Stock issued as Bonus	-	6,970
Amortization of Patent Costs	7,196	7,196
Deferred Income Taxes	125,952	(263,454)
Changes in Assets and Liabilities
Trade Receivables	824,549	313,085
Other Receivables	(750)	(7,188)
Inventory	(108,546)	4,552
Prepaid Expenses	14,998	16,130
Other Assets	(1,422)	50,971
Accounts Payable	1,385,144	5,164
Accrued Payroll and Payroll Liabilities	(5,376)	37,564
Accrued Rent	37,500	37,500

Net Cash Provided by (Used In) Operating Activities	2,741,179	(76,941)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(11,226)	(58,733)

Net Cash Used in Investing Activities	(11,226)	(58,733)

Cash Flows from Financing Activities
Net Principal Repayments from Affiliates	(28,317)	(46,549)
Net Principal Repayments on Notes Payable	(68,490)	(36,697)

Net Cash Used In Financing Activities	(96,807)	(83,246)

Net Increase (Decrease) in Cash and Cash Equivalents	2,633,146	(218,920)

Cash and Cash Equivalents, Beginning of Year	943,894	453,658

Cash and Cash Equivalents, End of Year	$3,577,040	$234,738

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$8,273	$30,208
Cash Paid During the Period for Taxes	$-	$-

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