Form 10-Q
period 2012-06-30
ENERGY & TECHNOLOGY CORP.
filed 2012-08-10
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐                No ☒

According to the Company’s only transfer agent of record, Olde Monmouth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of September 23, 2011, is 169,052,400 shares of common stock.  The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

June 30, 2012

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

SIGNATURE

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Energy & Technology, Corp. (the “Company”) and our subsidiaries, Technical Industries, Inc. (TII), Energy Pipe, LLC (EP), (a variable interest entity), and Energy Technology Manufacturing & Threading, LLC (ETMT), (a variable interest entity), that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company, TII, and Energy Pipe, LLC (sometimes referred to herein on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	June-30	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$2,781,167	$943,894
Accounts Receivable
Trade, Net	546,484	900,825
Other	16,324	15,574
Inventory	2,935,637	2,941,152
Prepaid Expenses	20,999	50,996
Deferred Tax Asset	567,360	813,164

Total Current Assets	6,867,971	5,665,605

Property and Equipment, Net
Held for Operations, Net	4,526,675	4,941,071
Held for Investment	1,095,583	-

Total Property and Equipment	5,622,258	4,941,071

Other Assets
Patent, net	436,584	450,977
Deposits	4,988	4,988
Other Assets	12,955	6,898

Total Other Assets	454,527	462,863

Total Assets	$12,944,756	$11,069,539

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets (Continued)

	June-30	December 31,
	2012	2011
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$187,687	$226,020
Accounts Payable	2,075,169	370,399
Accrued Payroll and Payroll Liabilities	71,873	61,418
Accrued Rent	1,712,500	1,637,500
Income Taxes Payable	21,973	28,496

Total Current Liabilities	4,069,202	2,323,833

Long-Term Liabilities
Notes Payable	324,321	417,764
Deferred Taxes Payable	799,431	912,231
Due to Affiliates	2,390,080	2,324,977

Total Long-Term Liabilities	3,513,832	3,654,972

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
169,052,400 Shares Issued and Outstanding at June 30, 2012 and
December 31, 2011, with 80,947,600 Shares unissued at June 30,
2012 and December 31, 2011	169,052	169,052
Discount on Common Stock	(115,100)	(115,100)
Paid-In Capital	4,229,195	4,229,195
Retained Earnings	1,078,575	807,587

Total Stockholders' Equity	5,361,722	5,090,734

Total Liabilities and Stockholders' Equity	$12,944,756	$11,069,539

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$1,830,981	$411,923	$5,269,659	$592,655

Cost of Revenues
Labor and Related Costs	133,607	93,949	273,701	239,246
Subcontract Labor	216,445	106,929	473,294	242,710
Depreciation	171,646	170,234	343,292	339,490
Repairs and Maintenance	13,797	159,518	164,424	173,768
Materials and Supplies	701,244	58,402	2,456,001	80,599
Other Costs	34,724	22,149	53,779	38,209
Insurance	30,845	26,145	55,226	44,171

Total Cost of Revenues	1,302,308	637,326	3,819,717	1,158,193

Gross Profit	528,673	(225,403)	1,449,942	(565,538)

Operating Expenses
Salaries and Wages	109,659	115,413	243,125	230,861
Professional Services	87,134	128,030	185,886	188,020
Rent	60,991	66,598	120,607	132,184
Depreciation	41,190	41,461	82,330	82,413
Travel, Lodging and Meals	33,625	30,642	47,653	46,452
Office Supplies and Expenses	17,423	13,243	34,122	27,959
Utilities	18,999	10,700	52,698	21,605
Communications	11,782	13,542	24,581	23,116
Repairs and Maintenance	32,543	10,459	32,543	16,411
Property Taxes	-	-	57,906	50,236
Patent Amortization	7,196	7,197	14,393	14,393
Other	47,219	74,502	82,865	58,187

Total Operating Expenses	467,761	511,787	978,709	891,837

Income (Loss) from Operations	60,912	(737,190)	471,233	(1,457,375)

Other Income (Expense)
Other Expense	-	(9,692)	0	(9,088)
Investment Income	6,906	(80)	11,222	266
Interest Expense	(38,926)	(39,373)	(78,463)	(79,231)

Total Other Income (Expense)	(32,020)	(49,145)	(67,241)	(88,053)

Income (Loss) Before Provision for Income Taxe	28,892	(786,335)	403,992	(1,545,428)

Provision for Income Taxes	7,052	(588,356)	133,004	(588,356)

Net Income (Loss)	$21,840	$(197,979)	$270,988	$(957,072)

Earnings (Loss) per Share - Basic	$0.0001	$(0.001)	$0.002	$(0.006)

Earnings (Loss) per Share - Diluted	$0.0001	$(0.001)	$0.002	$(0.006)

See notes to consolidated financial statements

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock
			Discount on	Additional		Total
			Capital	Paid-In	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January 1, 2011	168,795,500	$168,796	$(115,100)	$4,237,741	$1,053,090	$5,344,527

Bonus shares issued	168,400	168	-	17,736	-	17,904

Net Loss	-	-	-	-	(957,072)	(957,072)

Balance at June 30, 2011	168,963,900	$168,964	$(115,100)	$4,255,477	$96,018	$4,405,359

Balance at January 1, 2012	169,052,400	$169,052	$(115,100)	$4,229,195	$807,587	$5,090,734

Net (Loss)	-	-	-	-	270,988	270,988

Balance at June 30, 2012	169,052,400	$169,052	$(115,100)	$4,229,195	$1,078,575	$5,361,722

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$270,988	$(957,072)
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in)
Operating Activities
Depreciation	425,622	421,903
Amortization of Patent Costs	14,393	14,393
Gain on Sale of Property and Equipment	-	-
Deferred Income Taxes	133,004	(588,356)
Issuance of Stock	-	17,904
Changes in Assets and Liabilities
Trade Receivables	354,341	323,258
Other Receivables	(750)	(5,986)
Inventory	5,515	46,186
Prepaid Expenses	29,997	31,341
Accounts Payable	1,704,770	6,223
Accrued Payroll and Payroll Liabilities	10,455	(25,228)
Income Taxes Payable	(6,523)	(15,593)
Accrued Rent	75,000	75,000

Net Cash Provided by (Used in) Operating Activities	3,016,812	(656,027)

Cash Flows from Investing Activities
Increase in Other Assets	(6,057)	(14,262)
Purchase of Property and Equipment	(1,106,809)	(85,867)

Net Cash Used in Investing Activities	(1,112,866)	(100,129)

Cash Flows from Financing Activities
Borrowings from Affiliates	65,103	462,228
Principal Repayments on Notes Payable	(131,776)	(102,896)

Net Cash (Used in) Provided by Financing Activities	(66,673)	359,332

Net Increase (Decrease) in Cash and Cash Equivalents	1,837,273	(396,824)

Cash and Cash Equivalents, Beginning of Year	943,894	453,658

Cash and Cash Equivalents, End of Year	$2,781,167	$56,834

Paid During the Period for Interest	$28,505	$21,335

Cash Paid During the Period for Income Taxes	$6,523	$20,634

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

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Provisions for uncollectible amounts are determined based on management’s estimate of collectability.   Provisions for uncollectible amounts were $14,640 and $792,260 for the quarters ending June 30, 2012 and 2011, respectively.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2012 and at December 31, 2011, inventory consisted of pipe available for sale.

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

Based on management’s intentions, investment property, which is held for the purposes of earning rental income and capital appreciation, is distinguished from property owned and occupied by the Company.  The Company is not currently depreciating the property held as investment, nor has any rental income been earned.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the six months ended June 30, 2012, three customers made up approximately 57% of the Company’s revenues, and four customers made up approximately 89% of the Company’s receivable balance at June 30, 2012.  For the six months ended June 30, 2011, three customers made up approximately 47% of the Company’s revenues, and two customers made up approximately 66% of the Company’s receivable balance at June 30, 2011.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense of $10,010 was recorded for the six months ended June 30, 2012. For the six months ended June 30, 2011 advertising expense was $5,282. Advertising is recorded as part of Other Operating Expenses

Cash and Cash Equivalents
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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 5.   Major Customers

For the six months ended June 30, 2012, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these three customers were approximately 57% of total revenues, and the total balance due from these three customers at June 30, 2012 was $393,617.

Note 6.   Related Party Transactions

Included in due to affiliates is $1,625,725 and $1,563,197 at June 30, 2012 and December 31, 2011, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $20,843 and $19,299 for the six month periods ended June 30, 2012 and 2011, respectively.

Note 7.   Earnings per Share

The weighted average common shares outstanding amounted to 169,052,400 for the three months ended and the six months ended June 30, 2012, and 168,809,500 and 168,963,900 for the three months ended and six months ended June 30, 2011, respectively.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2012 or December 31, 2011, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at June 30, 2012 and December 31, 2011, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,781,167	$2,781,167	943,894	943,894

Financial liabilities:
Notes Payable	$512,008	$512,008	$643,784	$643,784
Due to Affiliates	2,387,505	2,387,505	2,324,977	2,324,977
	$2,899,513	$2,899,513	$2,968,761	$2,968,761

Note 9.  Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2012.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Increased Sales and Marketing Effort

Energy & Technology, Corp. has grown over the historical period without an aggressive marketing and sales effort. New business was generated from referrals, technical sessions given to oil and gas and industry related companies, the Company website, and through the use of a marketing company on a limited basis.  Recently, several new deep water well permits were issued in the Gulf of Mexico. As a result, ENGT has experienced significant new interest from major oil and gas companies - including site visits and evaluations - for its VisonArray™ deep water and critical well technologies, and ENGT Manufacturing facilities.   Currently, there are several employees whose duties are focused on sales, and one marketing and promotional activity director.  Management believes revenue can be greatly increased by expanding the Company's sales force.  ENGT has replaced Richard Best, formerly of Halliburton, with Rachel Shen to execute marketing from our Houston location. Ms. Shen holds an MBA from the University of Texas.

Diversification

Energy & Technology, Corp. has diligently worked to diversify its business model by adding sales, service, and storage of OCTG and all types of oilfield pipe, as well as equipment leasing and sales. The Company’s new threading and repair facility, located on our Houston campus, became operational in July 2010 and on September 30, 2011 received numerous ISO and API certifications.  Additional growth will come domestically, but management feels that overseas expansion is critical to the ultimate success of the business plan.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2012, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2011 to June 30, 2012

At June 30, 2012, total assets amounted to $12,944,756 compared to $11,069,539 at December 31, 2011, an increase of $1,875,217, or 16.9%.  The increase is primarily due to an increase in cash of $1,837,273, a purchase of investment assets of $1,095,583, partially offset by a decrease in accounts receivable of $354,341, a decrease of property and equipment of $414,396, and a decrease in deferred tax assets of $254,804.

Our liabilities at June 30, 2012, totaled $7,583,034 compared to $5,978,805 at December 31, 2011, an increase of $1,604,229, or 26.5%.  The increase is primarily due to an increase in accounts payable of $1,647,627, an increase in accrued rent of $75,000, and an increase in loans from affiliates of $122,246, partially offset by a decrease in deferred taxes payable of $112,800.and a decrease in notes payable of $131,776.

Total stockholder’s equity increased from $5,090,734 at December 31, 2011, to $5,361,722 at June 30, 2011.  This increase was due to our net income for the six months ended June 30, 2012.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $2,781,167 at June 30, 2012, an increase of $1,837,273 from the balance of $943,894 at December 31, 2011.  The increase in cash and cash equivalents was primarily due to the net operating income and cash provided by operating activities, in the amount of $3,019,387 for the six months ended June 30, 2012.

Inventory

Inventory consists primarily of pipe held for sale to our customers.  We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  It is anticipated that the Company will continue its efforts to expand its sales of pipe, even though the market has contracted substantially due to the current economy.  During the six months ending June 30, 2012, the Company had sales of approximately $2,866,515 of pipe, but most of this pipe was special order pipe that was purchased for specific sales.

Property and Equipment

The increase in property and equipment is primarily due to purchase of investment property for $1,095,583, partially offset by depreciation for the six months ended June 30, 2012 of $425,622.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s income for the six months ended June 30, 2012, our deferred tax asset has decreased by $245,804.  We have decreased our deferred income taxes by $112,800 due to the change in book and tax depreciation differences.

Accounts Payable

Accounts payable at June 30, 2012 totaled $1,958,307 compared to $370,399 at December 31, 2011, an increase of $1,587,908. The increase is primarily due to amounts owed to a pipe vendor for purchases on credit.

Discussion of Results of Operations for the Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

Revenues

Our revenue for the three months ended June 30, 2012, was $1,830,981 compared to $411,923, for the three months ended June 30, 2011, an increase of $1,419,058, or 344.5%.  This rise is attributable to increased inspection revenues due to higher demand for proprietary deepwater technology and to increased oilfield pipe sales and manufacturing.

The following table presents the composition of revenue for the three months ended June 30, 2012 and 2011:

	2012		2011		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection Fees	$509,385	27.8%	$113,658	27.6%	$395,727
Storage Fees	305,906	16.7%	179,074	43.5%	126,832
Pipe and Other Equipment Sales	919,320	50.2%	60,176	14.6%	859,144
Other Income	96,370	5.3%	59,015	14.3%	37,355
Total Revenue	$1,830,981	100.0%	$411,923	100.0%	$1,419,058

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended June 30, 2012, was $1,302,308 or 71.1% of revenues, compared to $637,326, or 154.7% of revenues, for the three months ended June 30, 2011.  The overall increase in our cost of revenue is primarily due to our increased sales.  The decrease in cost of revenue as a percentage of revenues was due to the fixed costs which are included in operations.

The following table presents the composition of cost of revenue for the three months ended June 30, 2012 and 2011:

	2012		2011		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Depreciation	$171,646	13.2%	$170,234	26.7%	$1,412
Repairs and Maintenance	13,797	16.6%	159,518	25.0%	(145,721)
Subcontract Labor	216,445	10.3%	106,929	16.8%	109,516
Labor and Related Costs	133,607	(7.3)%	93,949	14.7%	39,658
Materials and Supplies	701,244	62.2%	58,402	9.2%	642,842
Insurance	30,845	2.7%	26,145	4.1%	12,575
Other Costs	34,724	2.3%	22,149	3.5%	4,700
Total Cost of Revenues	$1,302,308	100.0%	$637,326	100.0%	$664,982

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended June 30, 2012, our operating expenses totaled $467,761 as compared to $511,787 in 2011, representing a decrease of $44,026, or 8.6%.  The largest components of our operating expense for 2011 consists of salaries and wages, professional services, rent, depreciation, and travel expenses.  Salaries and wages for general and administrative personnel was $109,659 for the three months ended June 30, 2012, compared to $115,413 for the three months ended June 30, 2011, a decrease of $5,754, or 5.0%.  The decrease was the result of managements’ decision to reduce overhead expenses and eliminate their losses.

Professional services expense decreased from $128,030 for the three months ended June 30, 2011, to $87,134 for the three months ended June 30, 2012, a decrease of $40,896, or 31.9%.  The decrease is primarily a result of the timing of expenses we incurred in the first and second quarters of 2012.

Rent expense totaled $60,991 for the three months ended June 30, 2012, as compared to $66,598 for the three months ended June 30, 2011, a decrease of $5,607, or 8.4%.  Rent expense for both the three months ended June 30, 2012, and for the three months ended June 30, 2011, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Travel, Lodging and Meals totaled $33,625 for the three months ended June 30, 2012, as compared to $30,642 for the three months ending June 30, 2011, an increase of $2,983 or 9.7%.

Other operating expenses - which includes Taxes and Licenses, Training, Transportation, Fuel, Donations, Dues and Subscriptions, Bank Service Charges, Shipping, 401K Expense, and Advertising - decreased from $74,502 at June 30, 2011 to $47,219 for the three months ended June 30, 2012, a decrease of $27,283, or 36.6%.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets.  Other expense, net, totaled $32,020 for the three months ended June 30, 2012, compared to $49,145, for the three months ended June 30, 2011, a decrease of $17,125 or 34.8%.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a gain of $6,906 for the three months ended June 30, 2012, compared to a loss of $80 for the three months ended June 30, 2011.

Interest expense totaled $38,926 for the three months ended June 30, 2012, as compared to $39,373 for the three months ended June 30, 2011, an increase of $447, or 1.1%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the three months ended June 30, 2012, we reported an income tax expense of $7,052 compared to income tax benefit of $588,356 for the three months ended June 30, 2011, a decrease of $595,408, or 101.2%, which is the result of a loss in the second quarter of 2011, compared to a gain for the quarter ended June 30, 2012.

Discussion of Results of Operations for the Six months Ended June 30, 2012 compared to the Six months Ended June 30, 2011

Revenues

Our revenue for the six months ended June 30, 2012, was $5,269,659 compared to $592,655 for the six months ended June 30, 2011, an increase of $4,677,004, or 789.2%.  During late 2009, we placed in service additional inspection equipment to enable us to meet the overall increased demand we expected for pipe inspection services.  In addition to our inspection services, we provide hauling and storage of tubular goods at our Houston facility for customers and suppliers.

The following table presents the composition of revenue for the six months ended June 30, 2012 and 2011:

	2012		2011		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection Fees	$1,611,715	30.6%	$229,960	38.8%	$1,381,755
Storage Fees	392,994	7.5%	189,740	32.0%	203,254
Pipe and Other Equipment Sales	2,866,515	54.4%	105,322	17.8%	2,761,193
Other Income	398,435	7.5%	67,633	11.4%	330,802
Total Revenue	$5,269,659	100.0%	$592,655	100.0%	$4,677,004

Cost of Revenue and Gross Profit

Our cost of revenue for the six months ended June 30, 2012, was $3,819,717, or 72.5 % of revenues, compared to $1,158,193, or 195.4% of revenues, for the six months ended June 30, 2011.  The overall increase in our cost of revenue is due to our increase in inspection services and pipe sales as a result of the current economy.  The increase in cost of revenue as a percentage of revenues was due to the fixed costs reported in cost of revenues.  Materials and supplies increased $2,484,511 due to the increased sales of pipe. Subcontract labor costs increased by $230,584, or 95.0%.  Labor and related costs increased by $34,455, or 14.4%.  These increases are primarily attributable to the overall increase in volume of inspection services.  The increase in depreciation expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is primarily due to equipment purchases.  Maintenance expense decreased by $118,453 during this period as the Company was able to charge back most of their pipe repairs during the quarter.

The following table presents the composition of cost of revenue for the six months ended June 30, 2012 and 2011:

	2012		2011		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Depreciation	$343,292	9.0%	$339,490	24.0%	$3,802
Subcontract Labor	473,294	12.4%	242,710	26.9%	230,584
Labor and Related Costs	273,701	7.2%	239,246	35.0%	34,455
Repairs and Maintenance	55,315	1.4%	173,768	1.9%	(118,453)
Materials and Supplies	2,565,110	67.2%	80,599	2.3%	2,484,511
Insurance	55,226	1.4%	44,171	5.0%	11,055
Other	53,779	1.4%	38,209	4.9%	15,570
Total Cost of Revenue	$3,819,717	100.0%	$1,158,193	100.0%	$2,661,524

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the six months ended June 30, 2012, our operating expenses totaled $978,709, as compared to $891,837 at June 30, 2011, representing an increase of $86,872, or 9.7%.  The largest component of our operating expenses for 2012 consists of salaries and wages.  Salaries and wages for general and administrative personnel was $243,125 for the six months ended June 30, 2012, compared to $230,861 for the six months ended June 30, 2011, an increase of $12,264, or 5.3%.  This increase is the result of the increase in commissions and selling expense on pipe sold.

Rent expense totaled $120,607 for the six months ended June 30, 2012, as compared to $132,184 for the six months ended June 30, 2011.  Rent expense pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Utilities expense increased from $21,605 for the six months ended June 30, 2011 to $52,698 for the six months ended June 30, 2012, an increase of $31,093 or 143.9%.  The increase is attributable to the new facilities opened and to the increase in inspection services rendered during the current year.

Professional services expense decreased from $188,020 for the six months ended June 30, 2011, to $185,886 for the six months ended June 30, 2012, a decrease of $2,134, or 1.1%.  The decrease is primarily a result of management’s desire to decrease expenses.

Other Income and Expense

Other income and expense consists of investment income, gains or losses on sale of assets, and interest expense, respectively.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $11,222 for the six months ended June 30, 2012, compared to $266 for the six months ended June 30, 2011.  The increase is due primarily to income from temporary cash invested during the period.

Interest expense totaled $78,463 for the six months ended June 30, 2012, as compared to $79,231 for the six months ended June 30, 2011, a decrease of $768, or 1.0%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the decrease relates to the principal payments on those debts and obligations.

Provision for income taxes

For the six months ended June 30, 2012, we reported an income tax expense of $133,004 compared to income tax benefit of $588,356 for the six months ended June 30, 2011, an increase of $721,360 or 122.6%, which is the result of the increased revenue and pre-tax net income for the period.

Comparative financial information for the six months ended June 30:

	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008

Revenues	$5,269,659	$592,655	$1,604,066	$4,683,663	$5,183,276
Cost of Revenues	3,819,717	1,158,193	1,194,782	2,215,132	2,557,047

Gross Profit (Loss)	1,449,942	(565,538)	409,284	2,468,531	2,626,229

Operating Expenses
General & Administrative Expenses	896,379	809,424	1,173,429	996,806	637,902
Depreciation	82,330	82,413	61,558	89,222	34,375

Total Operating Expenses	978,709	891,837	1,234,987	1,086,028	672,277

Income (Loss) from Operations	471,223	(1,457,375)	(825,703)	1,382,503	1,953,952

Other Income (Expense)	(67,241)	(88,053)	434,241	(46,459)	(36,789)

Income (Loss) Before Income Taxes	403,992	(1,545,428)	(391,462)	1,336,044	1,917,163

Provision for Income Taxes	133,004	(588,356)	(140,588)	492,534	731,659

Net Income (Loss)	$270,988	$(957,072)	$(250,874)	$843,510	$1,185,504

Capital Resources and Liquidity

As of June 30, 2012 we had $2,781,167 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations.  These outflows have been offset by the timely inflows of cash from our customers for sales that have been made.  We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4T.  Controls and Procedures

a)  Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2012 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

(b)  Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2012 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently involved in a dispute with North American Interpipe. Aspen Insurance, our general liability insurance carrier is defending the lawsuit. Aspen Insurance has filed a motion in Texas in order to deny coverage. Our corporate attorneys are in the process of transferring the matter to a local venue. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, except as stated above, which an adverse decision could have a material adverse effect.

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

The Company currently carries 5 million U. S. Dollars ($5,000,000) in aggregate insurance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY, CORP.

Date: August 14, 2012	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director

Date: August 14, 2012	By:	/s/ Amer Salhi
Amer Salhi Chief Financial Officer