Form 10-Q
period 2012-09-30
ENERGY & TECHNOLOGY CORP.
filed 2012-11-15
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from  _________ to _________ .

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
Yes ☐  No ☒

According to the Company’s only transfer agent of record, Olde Monmouth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of November 15, 2012, is 169,144,950 shares of common stock.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

September 30, 2012

INDEX

PART I—FINANCIAL INFORMATION

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company.  The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

●	general economic and industry conditions;
●	our capital requirements and dependence on the sale of our equity securities;
●	the liquidity of the Company’s common stock will be affected by the lack of a trading market;
●	industry competition;
●	shortages in availability of qualified personnel;
●	legal and financial implications of unexpected catastrophic events;
●	regulatory or legislative changes effecting the industries we serve; and
●	reliance on, and the ability to attract, key personnel.

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$3,286,477	$943,894
Accounts Receivable
Trade, Net	205,809	900,825
Other	16,324	15,574
Inventory	2,894,358	2,941,152
Prepaid Expenses	21,388	50,996
Deferred Tax Asset	495,100	813,164

Total Current Assets	6,919,456	5,665,605

Property and Equipment, Net
Held for Operations, Net	4,413,641	4,941,071
Held for Investment	1,095,583	-

	5,509,224	4,941,071
Other Assets
Patent, net	429,388	450,977
Deposits	4,988	4,988
Other Assets	17,135	6,898

Total Other Assets	451,511	462,863

Total Assets	$12,880,191	$11,069,539

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	September 30	December 31,
	2012	2011
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$188,827	$226,020
Accounts Payable	1,958,827	370,399
Accrued Payroll and Payroll Liabilities	36,040	61,418
Accrued Rent	1,750,000	1,637,500
Income Taxes Payable	21,973	28,496

Total Current Liabilities	3,955,667	2,323,833

Long-Term Liabilities
Notes Payable	276,615	417,764
Deferred Taxes Payable	753,598	912,231
Due to Affiliates	2,466,854	2,324,977

Total Long-Term Liabilities	3,497,067	3,654,972

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
169,144,950 Shares and 169,052,400 shares Issued and Outstanding at September 30, 2012 and December 31, 2011, respectively, with
80,855,050 Shares and 80,947,600 Shares unissued at September 30, 2012
and December 31, 2011, respectively	169,145	169,052
Discount on Common Stock	(115,100)	(115,100)
Paid-In Capital	4,234,285	4,229,195
Retained Earnings	1,139,127	807,587

Total Stockholders' Equity	5,427,457	5,090,734

Total Liabilities and Stockholders' Equity	$12,880,191	$11,069,539

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$1,447,967	$1,168,540	$6,717,626	$1,624,817

Cost of Revenues
Materials and Supplies	387,396	366,162	2,843,397	446,761
Subcontract Labor	185,415	123,715	658,709	366,425
Depreciation	171,645	146,037	514,937	485,527
Labor and Related Costs	98,941	116,579	372,642	355,825
Repairs and Maintenance	11,583	26,662	176,007	64,052
Insurance	38,088	32,248	93,314	76,419
Other Costs	31,953	52,414	85,732	90,623

Total Cost of Revenues	925,021	863,817	4,744,738	1,885,632

Gross Profit	522,946	304,723	1,972,888	(260,815)

Operating Expenses
Salaries and Wages	118,518	75,690	361,643	306,551
Professional Services	51,772	139,057	237,658	327,077
Rent	61,481	59,615	182,088	191,799
Depreciation	41,190	41,342	123,520	123,755
Travel, Lodging and Meals	26,755	13,095	74,408	59,547
Office Supplies and Expenses	21,195	15,949	55,317	43,908
Utilities	25,370	18,344	78,068	39,949
Communications	11,760	13,740	36,341	36,856
Repairs and Maintenance	8,178	4,713	40,721	21,124
Property Taxes	-	-	57,906	50,236
Patent Amortization	7,196	7,196	21,589	21,589
Other	36,494	32,551	119,359	90,738

Total Operating Expenses	409,909	421,292	1,388,618	1,313,129

Income (Loss) from Operations	113,037	(116,569)	584,270	(1,573,944)

Other Income (Expense)
Other Income	-	604,364	-	595,276
Investment Income (Loss)	12,218	(66,704)	23,440	(66,438)
Interest Expense	(38,276)	(40,817)	(116,739)	(120,048)

Total Other Income (Expense)	(26,058)	496,843	(93,299)	408,790

Income (Loss) Before Provision for Income Taxe	86,979	380,274	490,971	(1,165,154)

Provision for Income Taxes	26,427	94,602	159,431	(493,754)

Net Income (Loss)	$60,552	$285,672	$331,540	($671,400)

Earnings (Loss) per Share - Basic	NM	NM	NM	NM

Earnings (Loss) per Share - Diluted	NM	NM	NM	NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity

			Discount on	Additional		Total
	Common Stock		Capital	Paid-In	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January 1, 2011	168,795,500	$168,796	$(115,100)	$4,237,741	$1,053,090	$5,344,527

Bonus shares issued	206,900	2,069	-	40,746	-	42,815

Recognition of Stock Issuance Costs	-	-	-	(72,520)	-	(72,520)

Net (Loss)	-	-	-	-	(671,400)	(671,400)

Balance at September 30, 2011	169,002,400	$170,865	$(115,100)	$4,205,967	$381,690	$4,643,422

Balance at January 1, 2012	169,052,400	$169,052	$(115,100)	$4,229,195	$807,587	$5,090,734

Bonus shares issued	92,550	93	-	5,090	-	5,183

Recognition of Stock Issuance Costs	-	-	-	-	-	-

Net Income	-	-	-	-	331,540	331,540

Balance at September 30, 2012	169,144,950	$169,145	$(115,100)	$4,234,285	$1,139,127	$5,427,457

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities
Net Loss	$331,540	($671,400)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation	638,457	609,282
Amortization of Patent Costs	21,589	21,589
Deferred Income Taxes	159,431	(493,754)
Issuance of Stock	5,183	(29,705)
Changes in Assets and Liabilities
Trade Receivables	695,016	91,333
Other Receivables	(750)	314
Inventory	46,794	330,837
Prepaid Expenses	29,608	(11,604)
Accounts Payable	1,588,428	365,571
Accrued Payroll and Payroll Liabilities	(25,378)	(35,889)
Income Taxes Payable	(6,523)	(17,634)
Accrued Rent	112,500	112,500

Net Cash Provided by (Used in) Operating Activities	3,595,895	271,440

Cash Flows from Investing Activities
Decrease in Other Assets	(10,237)	48,174
Purchase of Property and Equipment	(1,206,610)	(70,726)

Net Cash Provided by (Used in) Investing Activities	(1,216,847)	(22,552)

Cash Flows from Financing Activities
Borrowings from Affiliates	141,877	522,050
Borrowings (Principal Repayments) on Notes Payable	(178,342)	(38,923)

Net Cash Provided by (Used in) Financing Activities	(36,465)	483,127

Net Increase (Decrease) in Cash and Cash Equivalents	2,342,583	732,015

Cash and Cash Equivalents, Beginning of Year	943,894	453,658

Cash and Cash Equivalents, End of Year	$3,286,477	$1,185,673

Cash Paid During the Period for Interest	$27,855	$21,335

Cash Paid During the Period for Income Taxes	$-	$20,634

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.   Organization

Technical Industries & Energy, Corp. (the Company) (TIE) was formed November 29, 2006 under the laws of the State of Delaware in order to acquire and to take over the assets and business of Technical Industries, Inc. (TII) a Louisiana Corporation established on May 12, 1971.  On that date, the Company issued 125,000,000 shares of common stock to American Interest, LLC, in exchange for founder services rendered.  The fair value of these services was considered immaterial, and no amounts were recognized in the financial statements.  At the time the shares were issued to American Interest, LLC, TIE had no assets, operations, or cash flows.  As such, the stock had no value at the time TIE was established.  The par value was arbitrarily established in order to comply with the State of Delaware laws.  In order to reflect the par value of the shares issued, the Company recognized a discount on capital stock as a contra-equity account within the equity section of the consolidated balance sheets.  On January 3, 2007, the Company entered into a Stock Exchange Agreement and Share Exchange (the Agreement) whereby the sole shareholder of TII exchanged all of the outstanding shares of the TII to the Company in exchange for 50,000,000 shares of Company stock.  Accordingly, TII became a wholly-owned subsidiary of the Company.  The assets acquired and liabilities assumed were recorded at the carrying value to TII since TII and the Company was under common control prior to the acquisition.

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

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Provisions for uncollectible amounts are determined based on management’s estimate of collectability.  Provisions for uncollectible amounts were $14,640 and $205,480 for the nine months ending September 30, 2012 and 2011, respectively.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2012 and at December 31, 2011, inventory consisted of tubing, casing, and drill pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the nine months ended September 30, 2012, three customers made up approximately 57% of the Company’s revenues, and three customers made up approximately 52% of the Company’s receivable balance at September 30, 2012.  For the nine months ended September 30, 2011, three customers made up approximately 33% of the Company’s revenues, three customers made up approximately 76% of the Company’s receivable balance at September 30, 2011.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred. For the nine months ended September, 2012 and 2011, $2,865 and $5,282, respectively, was expensed.

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
'

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 5.   Major Customers

For the nine months ended September 30, 2012, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these three customers were approximately 57% of total revenues, and the total balance due from these three customers at September 30, 2012 was $3,819,013.

Note 6.   Related Party Transactions

Included in due to affiliates is $1,656,989 and $1,563,197 at September 30, 2012 and December 31, 2011, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $93,792 and $86,844 for the nine month periods ended September 30, 2012 and 2011, respectively.

Note 7.   Earnings per Share

The weighted average common shares outstanding amounted to 169,138,050 and 169,098,675 for the three months ended and the nine months ended September 30, 2012, and 168,958,150 and 168,898,950 for the three months ended and the nine months ended September 30, 2011, respectively.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2012 or December 31, 2011, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at September 30, 2012 and December 31, 2011, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$3,286,477	$3,286,477	$943,894	$943,894

Financial liabilities:
Notes Payable	$465,442	$465,442	$643,784	$643,784
Due to Affiliates	2,466,854	2,466,854	2,324,977	2,324,977
	$2,932,296	$2,932,296	$2,968,761	$2,968,761

Note 9.   Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2012.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

In the oilfield pipe sales and storage segment, Energy & Technology, Corp utilizes a state-of-the-art web based inventory management system that allows each client to view and track projects during processing, to locate inventory throughout the plant, and to access reports, bill of ladings, tally sheets, logs and other required information.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2012, inventory consisted of tubing, casing, and drill pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2011 to September 30, 2012

At September 30, 2012, total assets amounted to $12,880,191 compared to $11,069,539 at December 31, 2011, an increase of $1,810,652 or 16.4%.  The increase is primarily due to an increase in cash of $2,342,583 and an increase in property held for investment of $1,095,583, partially offset by a decrease in accounts receivable of $695,016, a decrease in inventory of $46,794, a decrease in deferred tax asset of $318,064, a decrease in prepaid expenses of $29,608 and a decrease of property and equipment of $527,430.

Our liabilities at September 30, 2012, totaled $ 7,452,734 compared to $5,978,805 at December 31, 2011, an increase of $1,473,929, or 24.7%.  The increase is primarily due to an increase in accounts payable of $1,588,428, an increase in due to affiliates of $141,877, an increase in accrued rent of $112,500, partially offset by a decrease in deferred taxes payable of $158,633, and a decrease in notes payable of $178,342.

Total stockholder’s equity increased from $5,090,734 at December 31, 2011, to $5,427,457 at September 30, 2012.  This increase was due our net income for the nine months ended September 30, 2012 and the issuance of 92,550 shares of common stock.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $3,286,477 at September 30, 2012, an increase of $2,342,583 from the balance of $943,894 at December 31, 2011.  The increase in cash and cash equivalents was primarily due to the net operating income and cash provided by operating activities, in the amount of $3,595,895, partially offset by cash used in the investing activities in the amount of $1,216,847 for the nine months ended September 30, 2012.

Inventory

Inventory consists primarily of pipe held for sale to our customers.  We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  It is anticipated that the Company will continue its efforts to expand its sales of pipe, even though the market has contracted substantially due to the current economy.  During the nine months ending September 30, 2012, the Company had sales of approximately $3,601,005 of pipe, but most of this pipe was special order pipe that was purchased for specific sales.

Property and Equipment

The increase in property and equipment is primarily due to purchase of investment property for $1,095,583, partially offset by depreciation for the nine months ended September 30, 2012 of $638,457.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s income for the nine months ended September 30, 2012, our deferred tax asset has decreased by $318,064.  We have decreased our deferred income taxes by $158,633 due to the change in book and tax depreciation differences.

Accounts Payable

Accounts payable at September 30, 2012 totaled $1,958,827 compared to $370,399 at December 31, 2011, an increase of $1,588,428.  The increase is primarily due to amounts owed to a pipe vendor for purchases on credit.

Discussion of Results of Operations for the Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Revenues

Our revenue for the three months ended September 30, 2012, was $1,447,967 compared to $1,168,540, for the three months ended September 30, 2011, an increase of $279,427 or 23.9%.  The increase is attributable primarily to increased inspection fees attributable to the current recovery of the recession.

The following table presents the composition of revenue for the three months ended September 30, 2012 and 2011:

Revenue:	2012 Dollars	Percentage	2011 Dollars	Percentage	Variance Dollars

Inspection Fees	$437,075	30.2%	$418,175	35.8%	$18,900
Storage Fees	$233,462	16.1%	$226,260	19.4%	$7,202
Pipe Sales	$682,267	47.1%	$181,554	15.5%	$500,713
Commissions	$0	0.0%	$173,866	14.9%	$(173,866)
Other Income	$95,163	6.6%	$168,685	14.4%	$(73,522)
Total Revenue	$1,447,967	100.0%	$1,168,540	100.0%	$279,427

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended September 30, 2012, was $925,021, or 63.9% of revenues, compared to $863,817, or 73.9% of revenues, for the three months ended September 30, 2011.  The overall increase in our cost of revenue is primarily due to our increased sales.  The decrease in cost of revenue as a percentage of revenues was due to the fixed costs which are included in operations.

The following table presents the composition of cost of revenue for the three months ended September 30, 2012 and 2011:

Cost of Revenue:	2012 Dollars	Percentage	2011 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$98,941	10.7%	$116,579	13.5%	$(17,638)
Materials and Supplies	387,396	41.9%	366,162	42.4%	21,234
Subcontract Labor	185,415	20.0%	123,715	14.3%	61,700
Maintenance	11,583	1.3%	26,662	3.1%	(15,079)
Insurance	38,088	3.9%	32,248	3.7%	5,840
Depreciation and Amortization	171,645	18.6%	146,037	16.9%	25,608
Other	31,953	3.6%	52,414	6.1%	(20,461)
Total Cost of Revenue	$925,021	100.0%	$863,817	100.0%	$61,204

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended September 30, 2012, our operating expenses totaled $409,910 as compared to $421,292 in 2011, representing a decrease of $11,382 or 2.7%.  The largest components of our operating expense for 2012 consists of salaries and wages, professional services, rent, and depreciation expenses.  Salaries and wages for general and administrative personnel was $118,518 for the three months ended September 30, 2012, compared to $75,690 for the three months ended September 30, 2011, an increase of $42,828, or 56.6%.

Rent expense totaled $61,481 for the three months ended September 30, 2012, as compared to $59,615 for the three months ended September 30, 2011, an increase of $1,866, or 3.1%.  Rent expense for both the three months ended September 30, 2012, and for the three months ended September 30, 2011, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Professional services expense decreased from $139,057 for the three months ended September 30, 2011, to $51,772 for the three months ended September 30, 2012, a decrease of $87,285, or 62.8%.  The decrease is primarily a result of management’s desire to decrease expenses.

Travel, Lodging and Meals totaled $26,755 for the three months ended September 30, 2012, as compared to $13,095 for the three months ending September 30, 2011, an increase of $13,660 or 104.3%.

Other operating expenses increased from $32,551 at September 30, 2011 to $36,495 for the three months ended September 30, 2012, an increase of $3,944, or 12.1%.

Other Income and Expense

Other income and expense consists of recovery of bad debt, investment income, and interest expense. Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to income of $12,218 for the three months ended September 30, 2012, compared to a loss of $66,704 for the three months ended September 30, 2011.

Interest expense totaled $38,276 for the three months ended September 30, 2012, as compared to $40,817 for the three months ended September 30, 2011, a decrease of $2,541, or 6.2%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the three months ended September 30, 2012, we reported an income tax expense of $26,427 compared to an income tax expense of $94,602 for the three months ended September 30, 2011, a decrease of $68,175, or 72.1%, which is the result of a reduction of income for the quarter in comparison to the previous year.

Discussion of Results of Operations for the Nine months Ended September 30, 2012 compared to the Nine months Ended September 30, 2011

Revenues

Our revenue for the nine months ended September 30, 2012, was $6,717,626 compared to $1,624,817 for the nine months ended September 30, 2011, an increase of $5,092,809, or 313.4%.  During late 2009, we placed in service additional inspection equipment to enable us to meet the overall increased demand we expected for pipe inspection services.  In June, 2011, we opened our threading facility in our Houston yard.  In addition to our inspection services, we provide hauling and storage of tubular goods at our Houston facility for customers and suppliers.  Due to general economic conditions and to the oil spill in the Gulf of Mexico, the demand for our services decreased substantially during 2011 and 2012.

The following table presents the composition of revenue for the nine months ended September 30, 2012 and 2011:

Revenue:	2012 Dollars	Percentage	2011 Dollars	Percentage	Variance Dollars

Inspection Fees	$2,048,790	30.5%	$648,135	39.9%	$1,400,655
Storage Fees	$626,456	9.3%	$416,000	25.6%	$210,456
Pipe Sales	$3,548,782	52.8%	$150,498	9.3%	$3,398,284
Commissions	$0	0.0%	$173,866	10.7%	$(173,866)
Other Income	$493,598	7.4%	$236,318	14.5%	$257,280
Total Revenue	$6,717,626	100.0%	$1,624,817	100.0%	$5,092,809

Cost of Revenue and Gross Profit

Our cost of revenue for the nine months ended September 30, 2012, was $4,744,738, or 70.6 % of revenues, compared to $1,885,632, or 116.1% of revenues, for the nine months ended September 30, 2011.  The overall increase in our cost of revenue is due to our increase in inspection services and pipe sales as a result of the current economy.  The decrease in cost of revenue as a percentage of revenues was due to the fixed costs reported in cost of revenues.  Materials and supplies increased $2,396,636 due to the increased sales of pipe, or 536.4%. Subcontract labor costs increased by $292,284, or 79.8%.  Labor and related costs increased by $16,817, or 4.7%.  These increases are primarily attributable to the overall increase in volume of inspection services.  The increase of $29,410 or 6.1% in depreciation expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is primarily due to equipment purchases.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2012 and 2011:

Cost of Revenue:	2012 Dollars	Percentage	2011 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$372,642	7.9%	$355,825	18.9%	$16,817
Depreciation and Amortization	514,937	10.9%	485,527	25.7%	29,410
Subcontract Labor	658,709	13.9%	366,425	19.4%	292,284
Materials and Supplies	2,843,397	59.9%	446,761	23.7%	2,396,636
Insurance	93,314	1.9%	76,419	4.1%	16,895
Maintenance	176,007	3.7%	64,052	3.4%	111,955
Other	85,732	1.8%	90,623	4.8%	(4,891)
Total Cost of Revenue	$4,744,738	100.0%	$1,885,632	100.0%	$2,859,106

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the nine months ended September 30, 2012, our operating expenses totaled $1,388,619 as compared to $1,313,129 for the nine months ended September 30, 2011, representing an increase of $75,490, or 5.7%.  Salaries and wages for general and administrative personnel was $361,643 for the nine months ended September 30, 2012, compared to $306,551 for the nine months ended September 30, 2011, an increase of $55,092, or 18.0%.   The increase was the result of the increase in bonuses, commissions, and selling expense for the new sales manager in addition to the issuance of 92,550 shares of common stock valued at $5,183 as bonuses.

Professional services expense decrease from $327,077 for the nine months ended September 30, 2011, to $237,658 for the nine months ended September 30, 2012, a decrease of $89,419 or 27.3%.  The decrease is primarily a result of decreased fees primarily related to the free trade zone application.

Utilities expense increased from $39,949 for the nine months ended September 30, 2011 to $78,068 for the nine months ended September 30, 2012, an increase of $38,119 or 95.4%.  The increase is attributable to the new facilities opened and to the increase in inspection services rendered during the current year.

 Rent expense totaled $182,088 for the nine months ended September 30, 2012, as compared to $191,799 for the nine months ended September 30, 2011, a decrease of $9,711, or 5.1%.  Rent expense for both the nine months ended September 30, 2012, and for the nine months ended September 30, 2011, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.  The decrease is attributable to reduced equipment rentals during the nine months ended September 30, 2012.

Other Income and Expense

Other income and expense consists of investment income, and interest expense.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a gain of $23,440 for the nine months ended September 30, 2012, compared to a loss of $66,438 for the nine months ended September 30, 2011.  The increase is due primarily to income from temporary cash invested during the period.

Interest expense totaled $116,739 for the nine months ended September 30, 2012, as compared to $120,048 for the nine months ended September 30, 2011, a decrease of $3,309, or 2.8%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the financing of new equipment, less the principal payments on those debts and obligations.

Provision for income taxes

For the nine months ended September 30, 2012, we reported an income tax expense of $159,431 compared to income tax benefit of $493,754 for the nine months ended September 30, 2011, an increase of $653,185, or 132.3%, which is the result of the pre-tax net income for the current period compared to the prior year.

Comparative financial information for the nine months ended September 30:

	September 30, 2012	September 30, 2011	September 30, 2010	September 30, 2009	September 30, 2008

Revenues	$6,717,626	$1,624,817	$2,084,957	$6,188,436	$7,861,390
Cost of Revenues	4,744,738	1,885,632	2,060,343	2,981,794	4,917,179

Gross Profit (Loss)	1,972,888	(260,815)	24,614	3,206,642	2,944,211

Operating Expenses
General & Administrative Expenses	1,265,098	1,189,374	1,612,229	1,480,022	956,570
Depreciation	123,520	123,755	115,505	131,606	57,482

Total Operating Expenses	1,388,618	1,313,129	1,727,734	1,611,628	1,014,052

Income (Loss) from Operations	584,270	(1,573,944)	(1,703,120)	1,595,014	1,930,159

Other Income (Expense)	(93,299)	408,790	400,573	(66,409)	(65,013)

Income (Loss) Before Income Taxes	490,971	(1,165,154)	(1,302,547)	1,528,605	1,865,146

Provision for Income Taxes	159,431	(493,754)	(430,478)	562,665	724,710

Net Income (Loss)	$331,540	$(671,400)	$(872,069)	$965,940	$1,140,436

Capital Resources and Liquidity

As of September 30, 2012 we had $3,286,477 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Additionally, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4T.  Controls and Procedures

a)  Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2012 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

A claim by a Ukrainian OCTG manufacturer was settled out of court by each party claiming not to be at fault. A preliminary pipe failure investigation indicated the reason of the pipe failure was a bad heating and tempering process during manufacturing, and therefore the pipe did not stand up the strength of API pipe of P-110. Fatigue Heat Cracks are not present on new pipe and fatigue develops after usage.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

In the month of October the administration server was hacked into.  A large amount of data had to be re-entered and new security measures had to be taken including the installation of a new server and the addition of a robust firewall to prevent outside access. This caused significant delays in assembling our financial information.

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

ENERGY & TECHNOLOGY, CORP.

Date: November 15, 2012	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director

Date: November 15, 2012	By:	/s/ Amer Salhi
Amer Salhi
Chief Financial Officer