Form 10-Q/A
period 2012-09-30
ENERGY & TECHNOLOGY CORP.
filed 2013-01-22
CIK 1432963

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

337- 988-1777
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

Explanatory Note

Energy & Technology, Corp. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on November 15, 2012. The purpose of this Amendment is to correct the Company fax number, to correct some misspellings in the comments, and to add two recent accounting pronouncements which were inadvertently omitted from the original filing of the Form 10-Q, none of which had any material effect on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-2, which amends the guidance for impairment testing for goodwill and other indefinite-lived assets.  The ASU attempted to simplify how an entity tests those assets for impairment and to improve consistency in impairment testing guidance.  The new guidance allows entity’s to assess qualitative factors to determine if an asset is more likely than not impaired.  If the entity determine qualitatively that the asset is not more likely than not impaired, no further testing is required.  The adoption of this amendment is effective fiscal years beginning after September 15, 2012.  The adoption of this ASU is not expected to have any material effect to the Company’s consolidated financial statements.

In August 2012 and October 2012, the FASB issued ASU 2012-03 and ASU 2012-04, technical corrections and improvements.  This amendment clarifies language differences between source literature (i.e. FASB Statements) and the codification.  Many times during the transition from the legacy to the codification writing styles or phrasing of the source literature did not directly translate into the codification.  Amendments with no transition guidance in this update were effective upon issuance.  Amendments with transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The applicable amendments without transition guidance were adopted for the interim period ended September 30, 2012.  The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements.

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

Key Ongoing Operational Processes:

Update ISO Certification

Energy & Technology, Corp. recognizes that quality is every bit as important as price and prompt service.  This is even truer of the Company’s typical client, who often contracts for services that other companies are not able to provide.  In response to our client's requirements, the Company has obtained the latest ISO:9001 certification by Moody’s, recognized in the industry as representing the highest quality control available. As the Company’s business lines are very synergistic, management feels that it can leverage this dominant position to increase share in the markets in which it competes, and likely more in the critical service arena.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We were recently served with a motion filed by a major Chinese supplier requesting the court for a Temporary Restraining Order against the Company regarding a contractual dispute; however, the court found that no wrong doing was committed by the Company in order to award the Temporary Restraining Order.  The court ruled in favor of the Company and denied the supplier its motion.

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

ENERGY & TECHNOLOGY, CORP.

Date: January 18, 2013	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director

Date: January 18, 2013	By:	/s/ Amer Salhi
Amer Salhi
Chief Financial Officer