Form 10-K
period 2012-12-31
ENERGY & TECHNOLOGY CORP.
filed 2013-03-28
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year:  $7,124,671.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2013 was $72,732,329 based on a $0.43 closing price for the Common Stock on March 12, 2013. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Number of the issuer’s Common Stock outstanding as of March 12, 2013: 169,144,950.

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

The types of claims that could be made against the Company consists primarily of product liability claims associated with a failure of pipe stem and oil country tubular products used for exploration.  The Company maintains general liability insurance with an annual aggregate of $4,000,000, and an additional $4,000,000 umbrella policy.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.            DESCRIPTION OF PROPERTY.

We presently maintain our principal offices at Petroleum Towers, Suite 530 P.O. Box 52523, Lafayette, LA, 70505.  Our telephone number is (337) 984-2000.

Our main manufacturing, reclamation, inspection and maintenance facility in Houston, Texas, consists of approximately 50 acres and includes a building capable of performing all inspection work in an environmentally protected area, and providing storage areas for pipe and equipment.

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

Quarter ended	Low Price	High Price
December 31, 2011	0.20	0.75
March 31, 2012	0.25	0.75
June 30, 2012	0.50	0.77
September 30, 2012	0.55	0.56
December 31, 2012	$0.06	$0.75

Holders

As of March 31, 2013 in accordance with our transfer agent records, we had 182 record holders of our Common Stock.

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

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.             SELECTED FINANCIAL DATA.

	2012	2011	2010	2009	2008

Revenues	$7,124,671	$4,128,319	$3,392,298	$6,863,367	$10,027,953
Cost of Revenues	5,596,893	3,788,365	2,686,998	3,815,256	6,031,965

Gross Profit (Loss)	1,527,778	339,954	705,300	3,048,111	3,995,988

Operating Expenses
General & Administrative Expenses	1,737,819	1,693,847	2,846,900	2,110,989	1,470,700
Depreciation	164,835	164,839	78,097	189,082	87,444

Total Operating Expenses	1,902,654	1,858,686	2,924,997	2,300,071	1,558,144

Income (Loss) from Operations	(374,876)	(1,518,732)	(2,219,697)	748,040	2,437,844

Other Income (Expense)	(123,215)	907,193	(61,533)	(92,902)	(99,590)

Income (Loss) Before Income Taxes	(498,091)	(611,539)	(2,281,230)	655,138	2,338,254

Provision for Income Taxes	(144,115)	(366,036)	(758,685)	309,077	879,598

Net Income (Loss)	$(353,976)	(245,503)	(1,522,545)	$346,061	$1,458,656

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

We have a patented process which can help companies within the energy industry reach deep energy reserves other equipment cannot.

The following list highlights a few areas of opportunity to expand the Company's business:

Sales and marketing efforts: Although we have been impacted by the downturn in the national and global economies, we have grown over the historical period without an aggressive marketing and sales effort.  Currently, new business is generated from referrals, technical sessions given to oil & gas and energy related companies, a website and through the use of a marketing company on a limited basis.  To date, we have hired one in-house salesperson based in Houston, and two sales persons based in Louisiana who visit with customers. Currently, we have three employees whose duties are focused on sales, marketing, and promotional activities for the Company. Management believes revenue can be increased by expanding the Company's sales force and forming a marketing department in order to increase our market share.

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

Geographic expansion in the domestic and international markets: We currently derive the majority of revenue from customers located in Texas, Oklahoma, North Dakota, Pennsylvania, California, and Calgary and Ontario Canada. There are several other markets that could be better served, such as in Louisiana where a new plant in Abbeville, Louisiana has been constructed in order to serve the deep wells in the Gulf of Mexico. Other expansions are being considered through the opening of additional full-service, local plants. Furthermore, we maintain relations with sales representatives in the Mexico, Saudi Arabia, and Middle East markets that could be better utilized if we are able to locally serve customers. Lastly, we have Canadian customers that utilize our services on a limited basis, due to the high cost of shipping heavy pipes. To date, we have not had the capital or human resources to establish plants in these potential markets.

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

We have a customer base of approximately 150 plus accounts, and are continually expanding our customer base to increase revenue growth. Currently, we serve customers that are oil companies, steel mills, material suppliers, drilling companies, material rental companies and engineering companies. Our customer relationships average over ten years which provides us repeat business.

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

Inventory.  Inventory is stated at the lower of average cost or market.  At December 31, 2012 and 2011, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2011 to December 31, 2012

At December 31, 2012, total assets amounted to $13,065,758 compared to $11,069,539 at December 31, 2011, an increase of 1,996,219, or 18.0%.  The increase is primarily due to an increase in the Company’s cash of $1,935,301, an increase in deferred tax asset of $62,277, and an increase in property and equipment held for investment of $1,095,583.  These increases were partially offset by a decrease in the accounts receivable of $703,667 and a decrease in property and equipment held for operations of $359,671.

Our liabilities at December 31, 2012, totaled $8,269,270 compared to $5,978,805 at December 31, 2011, an increase of $2,290,465, or 38.3%.  The increase is primarily due to a by an increase in accounts payable of $1,847,234, an increase in notes payable of $253,195, an increase in due to affiliates of $127,466, and an increase in accrued rent of $150,000.  These increases were partially offset by a decrease in deferred tax payable of $101,206.

Total stockholder’s equity decreased from $5,090,734 at December 31, 2011, to $4,796,486 at December 31, 2012.  This decrease was due to net loss generated for the year ended December 31, 2012 of $353,976, partially offset by the issuance of 92,550 shares of the Company’s common stock in exchange for services performed in the amount of $59,728

Cash and Cash Equivalents

The Company’s cash increased from $943,894 at December 31, 2011, to $2,879,195 at December 31, 2012. The increase in cash and cash equivalents was primarily due to the Company’s increase in financing it’s accounts payable.

Inventory

We began purchasing pipe for sale to customers in late 2007.  This was an opportunity for us to expand our services to our customers.  Inventory of pipe at December 31, 2012 was $2,878,085 compared to 2,941,152 at December 31, 2011.  It is anticipated that the Company will continue its efforts to expand its sales of oilfield pipe.  This decrease is primarily attributable to the increase in pipe sales.

Property and Equipment

The increase in property and equipment of $735,915 is primarily due to purchase of investment property for $1,095,583, and the purchase of new equipment of $509, 256, partially offset by depreciation of $868,924 at December 31, 2012.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the year ended December 31, 2012, our deferred tax asset associated with the net operating loss, federal contributions, capital loss carryforwards, and general business credits have been increase by $62,277 to a balance of $875,441 at December 31, 2012.  This balance includes a provision of $39,534 associated with certain net operating losses recognized at the state level for which there is not sufficient net income generated to fully offset the balance.

Accounts Payable

Accounts payable at December 31, 2012 totaled $2,220,045 compared to $370,399 at December 31, 2011, an increase of $1,849,646.  This increase is primarily attributable to the cost of a vendor’s pipe which was accrued as a liability when sold in addition to other pipe purchased and not paid at year end.

Common Stock Outstanding

On April 1, 2009, we entered into an agreement with American Interest, LLC and the Sfeir Family Trust whereby the two stockholders agreed to cancel 118,046,500 common shares and 47,053,500 common shares, respectively, for the consideration to be re-issued in the future.  In 2010, the Company re-issued 115,100,000 of those shares.  On December 30, 2009, we agreed to issue 3,850,000 shares of our common stock in exchange for the remaining balance due to a supplier of equipment to the Company, which totaled $3,935,217 at December 31, 2009.  Although the stock certificate was issued to the supplier on March 19, 2010, we considered the stock to be “paid but not issued” at December 31, 2009.  In 2011, the Company issued 256,900 shares to key managers and others who management felt were responsible for helping the company return to profitability. In 2012, the Company issued an additional 92,550 shares to key managers and others.

Discussion of Results of Operations for the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

Revenues

Our revenue for the year ended December 31, 2012, was $7,124,671 compared to $4,128,319 for the year ended December 31, 2011, an increase of $2,996,352, or 72.6%.  The increase is attributable primarily to the increase in pipe sales of $1,705,379, and an increase of inspection fees which increased $608,517 from $1,616,788 for the year ended December 31, 2011 to $2,225,305 for the year ended December 31, 2012.  This increase was a result of the recovery from the moratorium on deep water drilling in the Gulf of Mexico due the British Petroleum oil disaster.  This increase was accompanied by an increase of additional income from re-billable job supplies (included in Other Income) which increased $204,983 from $273,311 in 2011 to $478,294 for the year ended December 31, 2012.  We store pipe and equipment inventory for our customers.  During 2011, we expanded our yard to accommodate other pipe manufacturers and distributors.  Our storage fees increased $460,153 in the year ending December 31, 2012.

The following table presents the composition of revenue for the year December 31, 2012 and 2011:

Revenue:	2012 Dollars	Percentage	2011 Dollars	Percentage	Variance Dollars

Inspection Fees	$2,225,305	31.2%	$1,616,788	39.2%	$608,517
Sale of Pipe	$3,517,737	49.4%	$1,812,358	43.9%	$1,705,379
Storage Fees	$832,863	11.7%	$372,710	9.0%	$460,153
Other Income	$548,766	7.7%	$326,463	7.9%	$222,303
Total Revenue	$7,124,671	100.0%	$4,128,319	100.0%	$2,996,352

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2012, was $5,596,893, or 78.6% of revenues, compared to $3,788,365, or 91.8% of revenues, for the year ended December 31, 2011.  The overall increase in our cost of revenue is primarily due to our increase in payroll and related contract costs due to the increase in inspection work and pipe sales.  The primary reason for the decrease in cost of sales as a percentage of revenues was due to the increase in inspection fees in relation to the amount of fixed costs included in our cost of revenue, such as depreciation on equipment and facilities, and insurance.  Additionally, pipe is sold at a lower margin in relation to our service revenues.

The following table presents the composition of cost of revenue for the year ended December 31, 2012 and 2011:

Cost of Revenue:	2012 Dollars	Percentage	2011 Dollars	Percentage	Variance Dollars

Labor and Related Costs	$458,927	8.2%	$452,193	11.9%	$6,734
Materials and Supplies	$3,084,066	55.1%	$1,810,244	47.8%	$1,273,822
Subcontract Labor	$817,867	14.6%	$523,631	13.8%	$294,236
Depreciation and amortization	$704,089	12.6%	$682,325	18.0%	$21,764
Maintenance	$216,126	3.9%	$100,648	2.7%	$115,478
Insurance	$151,028	3.2%	$103,986	2.7%	$47,042
Other	$164,790	2.4%	$115,338	3.1%	$49,452
Total Cost of Revenue	$5,596,893	100.0%	$3,788,365	100.0%	$1,808,528

Due to the economy, we were unable to maintain our permanent employees and were forced to lay off employees in 2011 and utilized the services of subcontractors to assist us as needed to provide timely and quality service to our customers.  We will continue our efforts to attract employees and retain qualified individuals to serve the needs of our customers.  The increase in depreciation expense was the result of additional equipment pipe threading and manufacturing facility placed in service during 2011 and 2012.  The increase in other materials and supplies is due primarily to the increase in sales of pipe.

Operating Expenses

For the year ended December 31, 2012, our operating expenses totaled $1,902,654, as compared to $1,858,686 in 2011, representing an increase of $43,968. or 2.3%.  The largest component of our operating expenses for 2012 consists of salaries and wages, professional fees, rent, depreciation, and other costs.  Salaries and wages for general and administrative personnel was $555,527 for the year ended December 31, 2012, compared to $453,199 for the year ended December 31, 2011, an increase of $47,683, or 10.5%.  The increase is primarily due to the increase in inspection fee services.

Professional services expense decreased from $459,876 for the year ended December 31, 2011, to $280,621 for the year ended December 31, 2012, a decrease of $179,255, or 39.0%.  The decrease is primarily a result of a decrease in attorney fees resulting from less fees related to the application for free zone and management’s desire to decrease expenses.

Rent expense totaled $244,131 for the year ended December 31, 2012, as compared to $252,726 for the year ended December 31, 2011, a decrease of $8,595, or 3.4%.  Rent expense for both the year ended December 31, 2012, and for the year ended December 31, 2011, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Other Income and Expense

Other income and expense consists of investment income, gain or loss on sale of assets, and interest expense.  For the year ended December 31, 2012, other expense, net of other income, totaled $123,215, as compared to other income, net of other expense, of $907,173 for the year ended December 31, 2011.  The decrease is attributable primarily to the previous year’s recovery of income from the outcome of the lawsuits that were previously pending.

Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $31,758 for the year ended December 31, 2012, compared to an investment loss of $35,685 for the year ended December 31, 2011.   For the year ended December 31, 2012, investment income consisted primarily of interest income of $29,497and dividend income of $1,491.  At December 31, 2012, the investment account consisted solely of cash equivalents.

Interest expense totaled $154,973 for the year ended December 31, 2012, as compared to $157,954 for the year ended December 31, 2011, a decrease of $2,981, or 1.9%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

 Provision for income taxes

For the year ended December 31, 2012, we reported an income tax benefit of $144,115 , compared to an income tax benefit of $366,036 for the year ended December 31, 2011, a decrease of $221,921, or 60.6%, which was attributable to the reduced net loss for the year.

Capital Resources and Liquidity

At December 31, 2012, we had $2,879,195 in cash and cash equivalents, which included two investment accounts, consisting of cash equivalents, with a fair value of $8,353.  Our cash outflows have consisted primarily of expenses associated with continued operations.  Cash outflows for investing purposes have consisted primarily the acquisition of equipment and other technology to better serve our customers.  Most of the costs of those acquisitions have been offset by the sale of excess equipment.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income.  All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning December 15, 2011, The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.”  ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements.

On January 1, 2012, the Company adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.    Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.   Adoption of this new guidance did not have a material impact on our financial statements.

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

Item 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ENERGY & TECHNOLOGY, CORP.

Financial Statements

December 31, 2012 and 2011

Contents

Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Basic Financial Statements

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 - F-22

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Energy & Technology, Corp.
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheet of Energy & Technology, Corp. (the “Company”) and its subsidiaries, Technical Industries, Inc. (TII), Energy Technology Manufacturing & Threading, LLC, and Energy Pipe, LLC (a variable interest entity) as of December 31, 2012, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy and Technology, Corp. and subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, included in the Form 10-K and, accordingly, we do not express an opinion thereon.

The Hall Group, CPAs
Dallas, Texas
March 29, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Energy & Technology, Corp.
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheet of Energy & Technology, Corp. (the “Company”) and its subsidiaries, Technical Industries, Inc. (TII), Energy Technology Manufacturing & Threading, LLC, and Energy Pipe, LLC (a variable interest entity) as of December 31, 2011, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy and Technology, Corp. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, included in the Form 10-K and, accordingly, we do not express an opinion thereon.

LaPorte
A Professional Accounting Corporation
Metairie, Louisiana
March 28 2012

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of December 31, 2012 and 2011

	2012	2011

Assets
Current Assets
Cash and Cash Equivalents	$2,879,195	$943,894
Accounts Receivable
Trade, Net of Allowance for Doubtful Accounts of $16,640 and $36,147 at December 31, 2012 and 2011, respectively	197,158	900,825
Other	16,324	15,574
Inventory	2,878,085	2,941,152
Prepaid Expenses	99,001	50,996
Deferred Tax Asset	875,441	813,164

Total Current Assets	6,945,204	5,665,605

Property and Equipment
Held for Operations, Net of Accumulated Depreciation of $4,474,876 and $3,605,956 at December 31, 2012 and 2011, respectively	4,581,403	4,941,071
Held for Investment	1,095,583	-

Total Property and Equipment	5,676,986	4,941,071

Other Assets
Patent, Net of Accumulated Amortization of $153,524 and $124,738 at December 31, 2012 and 2011, respectively	422,191	450,977
Deposits	4,988	4,988
Other Assets	16,389	6,898

Total Other Assets	443,568	462,863

Total Assets	$13,065,758	$11,069,539

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of December 31, 2012 and 2011

	2012	2011

Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$491,557	$226,020
Accounts Payable	2,220,045	370,399
Accrued Payroll and Payroll Liabilities	62,348	61,418
Accrued Rent	1,787,500	1,637,500
Income Taxes Payable	41,342	28,496

Total Current Liabilities	4,602,792	2,323,833

Long-Term Liabilities
Notes Payable, Less Current Maturities	405,422	417,764
Deferred Taxes Payable	811,025	912,231
Due to Affiliates	2,450,033	2,324,977

Total Long-Term Liabilities	3,666,480	3,654,972

Total Liabilities	8,269,272	5,978,805

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,144,950
Shares and 169,052,400 shares Issued and Outstanding at December 31,
2012, and 2011, respectively	169,145	169,052
Discount on Common Stock	(115,100)	(115,100)
Paid-In Capital	4,288,830	4,229,195
Retained Earnings	453,611	807,587

Total Stockholders' Equity	4,796,486	5,090,734

Total Liabilities and Stockholders' Equity	$13,065,758	$11,069,539

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011

	2012		2011

Revenues		$7,124,671		$4,128,319
Cost of Revenues
Materials and Supplies		3,084,066		1,810,244
Subcontract Labor		817,867		523,631
Depreciation		704,089		682,325
Labor and Related Costs		458,927		452,193
Repairs and Maintenance		216,126		100,648
Insurance		151,028		103,986
Other Costs		136,004		86,552
Patent Amortization		28,786		28,786

Total Cost of Revenues		5,596,893		3,788,365

Gross Profit		1,527,778		339,954

Operating Expenses
Salaries and Wages		555,427		453,199
Taxes, Fees and Other		305,621		236,490
Professional Services		280,621		459,876
Rent		244,131		252,726
Depreciation		164,835		164,839
Travel, Lodging and Meals		93,824		76,527
Utilities		88,265		48,698
Office Supplies and Expenses		74,344		65,531
Repairs and Maintenance		48,097		22,352
Communications		47,489		48,445
Bad Debts		-		30,003

Total Operating Expenses		1,902,654		1,858,686

Income (Loss) from Operations		(374,876)		(1,518,732)

Other Income (Expense)
Other Income (Expense)		-		1,100,832
Investment Income (Expense)		31,758		(35,685)
Interest (Expense)		(154,973)		(157,954)

Total Other Income (Expense)		(123,215)		907,193

Income (Loss) Before Provision for Income Taxes		(498,091)		(611,539)

Provision for Income Taxes Expense (Benefit)		(144,115)		(366,036)

Net Income (Loss)		$(353,976)		$(245,503)

Earnings (Loss) per Share - Basic	$	NM	$	NM

Earnings (Loss) per Share - Diluted	$	NM	$	NM

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2012 and 2011

			Discount on	Additional		Total
	Common Stock		Capital	Paid-In	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at January 1, 2011	168,795,500	$168,796	$(115,100)	$4,237,741	$1,053,090	$5,344,527

Bonus shares issued	256,900	256	-	63,974	-	64,230

IPO Expenses				(72,520)	-	(72,520)

Net (Loss)	-	-	-	-	(245,503)	(245,503)

Balance at December 31, 2011	169,052,400	$169,052	$(115,100)	$4,229,195	$807,587	$5,090,734

Bonus shares issued	92,550	93	-	59,635	-	59,728

Net (Loss)	-	-	-	-	(353,976)	(353,976)

Balance at December 31, 2012	169,144,950	$169,145	$(115,100)	$4,288,830	$453,611	$4,796,486

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities
Net (Loss) Income	$(353,976)	$(245,503)
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Bad Debts	-	30,003
Depreciation	868,924	847,164
Amortization of Patent Costs	28,786	28,786
Deferred Income Taxes	(163,483)	(393,144)
Issuance of Stock as Bonus	59,728	64,230
Changes in Assets and Liabilities
Trade Receivables	703,667	(486,805)
Other Receivables	(750)	2,064
Inventory	63,067	553,011
Prepaid Expenses	(48,005)	(2,105)
Accounts Payable	1,849,646	217,242
Customer Deposits	-	(551,075)
Accrued Payroll and Payroll Liabilities	930	4,693
Income Taxes Payable	12,846	9,474
Accrued Rent	150,000	150,000

Net Cash Provided by (Used in) Operating Activities	3,171,380	228,035

Cash Flows from Investing Activities
Increase (Decrease) in Other Assets	(9,491)	94,930
Purchase of Property and Equipment	(1,604,839)	(96,946)

Net Cash Provided by (Used in) Investing Activities	(1,614,330)	(2,016)

Cash Flows from Financing Activities
Borrowings from Affiliates	125,056	448,979
Proceeds from Notes Payable	546,213	70,106
Payments on Notes Payable	(293,018)	(254,868)

Net Cash Provided by (Used in) Financing Activities	378,251	264,217

Net Increase (Decrease) in Cash and Cash Equivalents	1,935,301	490,236

Cash and Cash Equivalents, Beginning of Year	943,894	453,658

Cash and Cash Equivalents, End of Year	$2,879,195	$943,894

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$29,917	$42,161

Cash Paid During the Period for Income Taxes	$29,915	$17,634

Stock Issued for Services	$59,728	$64,230

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Notes to Consolidated Financial Statements

Note 1.    Organization

Energy and Technology, Corp (the Company) was founded as Technical Industries & Energy, Corp. (the Company) was formed November 29, 2006 under the laws of the State of Delaware in order to acquire and to take over the assets and business of Technical Industries, Inc. (TII).  On that date, the Company issued 125,000,000 shares of common stock to American Interest, LLC, in exchange for founder services rendered.  The fair value of these services was considered immaterial, and no amounts were recognized in the financial statements.  At the time the shares were issued to American Interest, LLC, the Company had no assets, operations, or cash flows.  As such, the stock had no value at the time the Company was established.  The par value was arbitrarily established in order to comply with the State of Delaware laws.  In order to reflect the par value of the shares issued, the Company has recognized a discount on capital stock as a contra-equity account within the equity section of the consolidated balance sheets.

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

ENERGY & TECHNOLOGY, CORP.
Notes to Consolidated Financial Statements

Additionally, the Company has accounted for a joint venture with ITO Ventures, L.L.C, which owned a 50% interest on an equity basis. In the year ending December 31, 2011, the company gave up its’ 50% interest in this joint venture and wrote off a total of $68,375 as an investment expense.

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

ENERGY & TECHNOLOGY, CORP.
Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts
The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability.  Allowance for doubtful accounts was $14,640 and $36,147, for the years ended December 31, 2012 and 2011, respectively.

Inventory
Inventory is stated at the lower of cost determined by the average cost or market.  At December 31, 2012 and 2011, inventory consisted of pipe available for sale.

Property and Equipment
Property and equipment are stated at cost.  Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.  The cost and related accumulated depreciation of property and equipment are eliminated from the accounts when disposed of, and any resulting gain or loss is recognized.  Depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets capitalized ranging from three to twenty years.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables.  Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers.  At December 31, 2012, the balance due from three customers represented 76% of receivables, and sales to two customers represented 52% of revenues for the year ended December 31, 2012.

The Company periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred.  Advertising expense was $8,524 and $5,282, for the years ended December 31, 2012 and 2011, respectively.

ENERGY & TECHNOLOGY, CORP.
Notes to Consolidated Financial Statements

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

Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations

Emerging Growth Company Critical Accounting Policy Disclosure
The Company qualifies as an “emerging growth company” under the 2012 JOBS Act.  Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.     The Company  may elect to take advantage of the benefits of this extended transition period in the future.

Recent Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity.  It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income.  All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning December 15, 2011, The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Notes to Consolidated Financial Statements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.”  ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is currently evaluating the impact that the adoption will have on its consolidated financial statements.

On January 1, 2012, the Company adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.    Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  Adoption of this new guidance did not have a material impact on our financial statements.

Comprehensive Income

The Company had no components of comprehensive income. Therefore, net loss equals comprehensive loss for the periods presented.

Note 3.   Patent

On September 4, 2007, the Company’s chief executive officer was awarded a patent from the United States Patent and Trademark Office pertaining to his development of specialized testing procedures for tubing casing, line pipe and expandable liners utilized by oil-exploration companies which was subsequently transferred to the Company.

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and are being amortized over 20 years.  Amortization expense for 2012 and 2011 was $28,786 and $28,786, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2017 is $28,786 per year.

ENERGY & TECHNOLOGY, CORP.
Notes to Consolidated Financial Statements

Note 4.   Property and Equipment

Property and equipment consists of the following at December 31, 2012 and 2011 respectively:

	2012	2011

Buildings and Improvements	$3,042,385	$3,042,385
Equipment	5,747,749	5,246,261
Autos and Trucks	248,394	240,630
Office Furniture	17,751	17,751
	9,056,279	8,547,027

Less: Accumulated Depreciation	(4,474,876)	(3,605,956)

Total	$4,581,403	$4,941,071

Depreciation expense amounted to $868,924 and $847,164 for the years ended December 31, 2012 and 2011, respectively.

Note 5.   Related Party Transactions

Included in due to affiliates at December 31, 2012 and 2011, is $1,688,253 and $1,563,197, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $125,056 and $115,792 for the years ended December 31, 2012 and 2011, respectively.

Note 6.   Notes Payable

Notes payable at December 31, 2012 and 2011 consist of the following:

	2012	2011
Doosan Global Finance, $109,350 non-interest bearing note dated October 13,2010, due April 15, 2012, payable in monthly installments of $2,604, secured by equipment.	$-	$10,414
General Motors Acceptance Corp., $23,363 note dated May 1, 2008, due May 15, 2008, payable in monthly installments of $472, interest rate 7.69%, secured by vehicle.	-	6,175
Gulf Coast Bank and Trust, $13,045 note dated March 7, 2010, due February 7, 2012, payable in monthly installments of $394, interest rate 5.45%, secured by vehicle.	-	641
Imperial Credit Corp, Insurance, $96,213 note dated October 15, 2012, due August 15, 2013 payable in monthly installments of $9,975, interest rate 7.95%, secured by insurance.	77,475	29,532

ENERGY & TECHNOLOGY, CORP.
Notes to Consolidated Financial Statements

	2012	2011
Regions Bank, $213,226 note dated October 15, 2010, due October 15, 2014, payable in monthly installments of $4,120, interest rate 5.98%, secured by equipment.	83,892	128,570

U.S. Bancorp, $340,990 note dated December 29, 2010 due December 29, 2014, payable in monthly installments of $6,585, interest rate 5.93%, secured by equipment.	145,899	216,602

U.S. Bancorp, $260,000 note dated May 17, 2011 due May 17, 2015, payable in monthly installments of $4,954, interest rate 5.4%, secured by equipment.	131,275	185,110

BMW Credit, $60,303 note dated November 18, 2011 due November 18, 2015, payable in monthly installments of $1,081, interest rate 2.9%, secured by vehicle.	32,048	46,397

Ally Bank, $23,968 note dated February 25, 2011 due February 25, 2016, payable in monthly installments of $463, interest rate 6.0%, secured by vehicle.	14,807	20,343

Wells Fargo Bank, $449,000 note dated October 18, 2012 due October 18, 2014, payable in monthly installments of $18,708, interest rate 0.0%, secured by vehicle.	411,583	-

	896,979	643,784
Less: Current Portion	491,557	226,020

Long-Term Portion	$405,422	$417,764

ENERGY & TECHNOLOGY, CORP.
Notes to Consolidated Financial Statements

Following are maturities of long-term debt at December 31, 2012:

Fiscal Year Ending
December 31,	Amount
2013	$491,557
2014	374,766
2015	30,656

Total	$896,979

Note 7.    Income Taxes

The provision for income taxes for 2012 and 2011 consists of the following:

	2012	2011

Current Tax Expense	$19,368	$27,108
Deferred Tax (Benefit) Expense
Federal	(147,316)	(371,540)
State	(16,167)	(21,604)

Total Provision for Income Taxes	$(144,115)	$(366,036)

A reconciliation of income tax expense at the federal statutory rate to the Company’s actual income tax expense at December 31, 2012 and 2011 follows:

	2012	2011
Tax (Benefit) Provision at Expected
Federal Statutory Rate of 34%	$(163,483)	$(393,144)

Deferred State Taxes and Adjustment
of State Income Tax Allocation	19,368	27,108

Income Tax (Benefit) Expense	$(144,115)	$(366,036)

The deferred tax asset and deferred tax liability comprised the following at December 31, 2012 and 2011:

	2012	2011
Deferred Tax Asset - Net Operating
Loss Carryforwards	$875,441	$813,164

Deferred Tax Liability - Fixed Assets
(Excess Depreciation)	(811,025)	(912,231)

Net Deferred Tax Asset (Liability)	$64,416	$(99,067)

The Company has unused federal operating loss carryforwards of $2,142,650, available as of December 31, 2012.  This net operating loss can be carried forward to offset future taxable income.  These carryforwards will expire starting in 2029 through 2032.  The Company has capital loss carryovers of $95,969 that expire in 2028 and unused contribution carryforwards that expire in 2020 through 2012.  Additionally, the Company has general business credits totaling $49,343 that expire in 2029.

No valuation allowance has been set up against the deferred tax asset as the Company believes that it will be able to fully utilize the net operating loss carryforwards that have generated the deferred tax asset.

ENERGY & TECHNOLOGY, CORP.
Notes to Consolidated Financial Statements

Note 7.    Income Taxes (Continued)

At December 31, 2012, and December 31, 2011, the Company did not have any tax positions which resulted in unrecognized tax benefits.  In addition, the Company had no amount of interest and penalties recognized in the statements of Operations for the years ended December 31, 2012 and 2011, nor any amount of interest and penalties recognized in the Balance Sheets as of December 31, 2012 and 2011.

As of December 31, 2012, the tax years that remain open for examination by tax jurisdictions include 2011, 2010, and 2009.

Note 8.    Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share.  As of December 31, 2012 and 2011, there were 169,144,250 and 169,052,400 shares issued and outstanding, respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock.  As of December 31, 2012 and 2011, there were no shares issued and outstanding.

In 2011 the Company issued a total of 256,900 shares of common stock valued at an average of $.25 a share to employees as compensation.

In 2012 the Company issued a total of 92,550 shares of common stock valued at an average of $.645 a share to employees as compensation.

Note 9.    Earnings per Common Share

Earnings (loss) per share are calculated in accordance with ASC 260 “Earnings per Share”. The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. Potentially dilutive common shares consist of stock options and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss, as their effect would be considered anti-dilutive.

There were no potentially dilutive common stock equivalents as of December 31, 2012, therefore basic earnings per share equals diluted earnings per share for the year ended December 31, 2012. . As the Company incurred a net loss during the year ended December 31, 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the year ended December 31, 2011, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average number of common shares outstanding were 169,087,296 and 169,052,400 for the years ended December 31, 2012 and 2011, respectively.

ENERGY & TECHNOLOGY, CORP.
Notes to Consolidated Financial Statements

Note 10.  Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.  Rent expense for the year ended December 31, 2012 and 2011 was $244,131 and $252,726, respectively.

Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 2012 are as follows:

2013	$6,000
2014	6,000
2015	6,000
2016	6,000
2017	6,000
Thereafter	76,500

Total	$106,500

Note 11.  Litigation and Contingent Liabilities

In 2011, the Company was granted a judgment against a customer regarding returned inventory and subsequently reached a final settlement with the customer under which the Company retained the inventory in exchange for writing off the Company’s invoices for storage and repairs to the pipe.  The judgment resulted in a net gain of $504,952 reported as other income in 2011.  The Company is currently involved in litigation with a supplier regarding a contract agreement for the Company to serve as a distributor for the suppliers products.  The Company has recorded a liability of $1,846,618 for net proceeds due the supplier from sales of its product.

Note 12.  Major Customers

For the year ended December 31, 2012, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these two customers were approximately 52% of total revenues, and total balance due from these two customers at December 31, 2012 was $134,493.  For the year ended December 31, 2011, the Company had two customers for which revenue generated from the customer amounted to approximately 55% of the Company’s total revenue.  At December 31, 2011, these customers had a trade receivable balance of $788,251.

ENERGY & TECHNOLOGY, CORP.
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

	December 31,
	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash	$2,879,195	$2,879,195	$943,894	$943,894

Financial Liabilities
Notes Payable	$896,979	$896,979	$643,784	$643,784
Due to Affiliates	2,450,033	2,450,033	2,324,977	2,324,977

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

Note 14.  Subsequent Events

In accordance with FASB ASC 855-10, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet are recognized in the financial statements as of December 31, 2012.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from December 31, 2012 through March 29, 2013, the date these financial statements were available to be issued and no significant subsequent events were noted.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is The Hall Group. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.  Based on that evaluation and the criteria set forth in the COSO Report, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s and their respective ages as of March 31, 2012 are as follows:

NAME	AGE	POSITION

George Sfeir	56	President, Chief Executive Officer and Director
Amer Salhi	28	Chief Financial Officer and Secretary
Edmund J. Baudoin, Jr.	57	Treasurer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

George M. Sfeir is a 1972 graduate of Saint George College (Lebanon) and has worked in the oil and gas industry since May 1972.  Mr. Sfeir graduated from the University of Louisiana at Lafayette, Louisiana with a degree in general & legal studies in 1994.  He has worked on numerous projects throughout the Middle East, Africa, Europe, North and South America, and China.  Mr. Sfeir is fluent in English, French, Arabic, Spanish, and Italian.  Mr. Sfeir has worked with Technical Industries, Inc. as a consultant since January of 1980 and as a CEO since 1998.

Edmund J. Baudoin, Jr. is a 1979 graduate of the University of Southwestern Louisiana where he earned a B.S. in Business Administration.  After graduation, Mr. Baudoin joined Technical Industries, Inc. and served as Vice President before resigning in 1999 to perform title research and abstracting work as an oil and gas Landman, before rejoining Technical Industries, Inc. in 2009.  Mr. Baudoin has over 32 years of experience in the oilfield industry.  He currently serves as Administrator of Technical Industries, Inc., and was appointed Treasurer of the Company on August 29, 2009.

Amer T. Salhi was born in The Kingdom of Saudi Arabia. He attended Hashemite University of the Kingdom of Jordan 2002 to 2006, and received his Bachelor’s degree in Business Administration. Following graduation, Mr. Salhi enrolled at the Southeastern Louisiana University in Hammond Louisiana and received his MBA minor in accounting in December 2009. Mr. Salhi joined Energy & Technology, Corp. October of 2010, where he currently serves in the capacity as Accountant. He was appointed C.F.O. and Secretary of the Company on April 12, 2011.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2012.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to Form 10-K filed on March 30, 2009.

ITEM 11.          EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2012 and 2011. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2012, and 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
George Sfeir, President, Chief Executive Officer	2012	$0	0	0	0	0	0	0	$0
and Director	2011	$0	0	0	0	0	0	0	$0

Amer Salhi,	2012	$42,306	$1,800	0	0	0	0	0	$44,106
Chief Financial Officer and Secretary	2011	$34,367	$300	0	0	0	0	0	$34,667

Edmund J. Baudoin, Jr.,	2012	$58,080	$1,800	0	0	0	0	0	$59,080
Treasurer	2011	$54,410	$300	0	0	0	0	0	$54,710

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2012 by the executive officer named in the Summary Compensation Table.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock Restricted	American Interest, LLC (2) Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	149,146,255	88.2%

Common Stock Restricted	Sfeir Family Trust (2) Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	13,732,500	8.1%

Common Stock	Edmund J. Baudoin, Jr. Petroleum Towers, Suite 530 P.O. Box 52523 Lafayette, LA 70505	14,000	Less than 1%

Common Stock	All executive officers and directors as a group	14,000	Less than 1%

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

On March 11, 2010, the Company issued 88,000 shares to 93 employees, advisors, and supporters for services rendered.

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

On January 19, 2011 the Company issued 100,000 shares as compensation to Mirador Consulting for services subsequently never rendered. Those shares are under litigation.

On January  14, 2011 the Company issued 14,000 shares as bonuses to key employees.

On April 25, 2011 the Company issued 54,400 shares as compensation for loss in value of shares.

On September 23, 2011 the Company issued 88,500 shares as bonuses to employees, advisors, and supporters for services rendered.

On August  20, 2012 the Company issued 92,550 shares as bonuses to employees, advisors, and supporters for services rendered.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2012 and 2011, for the reviews of the financial statements included in our reports on Form 10-Q, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.  Audit fees pertaining to services provided to the Company for the fiscal years ended December 31, 2012 and 2011, amount to $46,046 and $40,736.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

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

Dated:  March 28, 2013

By   /s/ George M. Sfeir
George M. Sfeir,
President,
Chief Executive Officer,

By   /s/ Amer T. Salhi
Amer T. Salhi,
Chief Financial Officer,
Secretary

By   /s/ Edmund J. Baudoin, Jr.
Edmund J Baudoin, Jr.,
Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	March 28, 2013
George M. Sfeir	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Signature	Title	Date

/s/ Amer Salhi	Chief Financial Officer,	March 28, 2013
Amer T. Salhi	Secretary