Form 10-Q
period 2013-03-31
ENERGY & TECHNOLOGY CORP.
filed 2013-05-13
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from  __________ to __________ .

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

(337) 988-1777
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
Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2013: 169,144,950 shares of common stock.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

March 31, 2013

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Control and Procedures	16

PART II—OTHER INFORMATION		17
		17
Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURE		18

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$2,348,146	$2,879,195
Accounts Receivable
Trade, Net of Allowance for Doubtful Accounts of $16,640 and $16,640 at March 31, 2013 and December 31, 2012, respectively	209,217	197,158
Other	17,524	16,324
Inventory	2,377,202	2,878,085
Prepaid Expenses	106,505	99,001
Deferred Tax Asset	1,051,179	875,441

Total Current Assets	6,109,773	6,945,204

Property and Equipment
Held for Operations, Net of Accumulated Depreciation of 4,719,069 and $4,474,876 at March 31, 2013 and December 31, 2012, respectively	4,337,210	4,581,403
Held for Investment	1,114,311	1,095,583

Total Property and Equipment	5,451,521	5,676,986

Other Assets
Patent, Net of Accumulated Amortization of $160,761 and $153,524 at March 31, 2013 and December 31, 2012, respectively	414,995	422,191
Deposits	4,988	4,988
Other Assets	20,504	16,389

Total Other Assets	440,487	443,568

Total Assets	$12,001,781	$13,065,758

The accompanying notes are an Intergal part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$510,754	$491,557
Accounts Payable	1,898,252	2,220,045
Accrued Payroll and Payroll Liabilities	50,504	62,348
Accrued Rent	1,825,000	1,787,500
Income Taxes Payable	34,502	41,342

Total Current Liabilities	4,319,012	4,602,792

Long-Term Liabilities
Notes Payable, Less Current Maturities	293,207	405,422
Deferred Taxes Payable	747,854	811,025
Due to Affiliates	2,329,441	2,450,033

Total Long-Term Liabilities	3,370,502	3,666,480

Total Liabilities	7,689,514	8,269,272

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,144,950
Shares and 169,144,950 shares Issued and Outstanding at March 31,
2013, and December 31, 2012, respectively	169,145	169,145
Discount on Common Stock	(115,100)	(115,100)
Paid-In Capital	4,288,830	4,288,830
Retained Earnings	(30,608)	453,611

Total Stockholders' Equity	4,312,267	4,796,486

Total Liabilities and Stockholders' Equity	$12,001,781	$13,065,758

The accompanying notes are an Intergal part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,	March 31,
	2013	2012

Revenues	$960,675	$3,438,678
Cost of Revenues
Materials and Supplies	535,853	1,754,757
Subcontract Labor	161,737	256,849
Depreciation	203,174	171,646
Labor and Related Costs	101,555	140,094
Repairs and Maintenance	10,057	150,627
Insurance	56,272	24,381
Other Costs	25,931	19,055
Patent Amortization	7,196	7,196

Total Cost of Revenues	1,101,775	2,524,605

Gross Profit	(141,100)	914,073

Operating Expenses
Salaries and Wages	108,564	133,466
Taxes, Fees and Other	0	57,907
Professional Services	207,043	98,752
Rent	49,780	59,616
Depreciation	41,019	41,140
Travel, Lodging and Meals	29,023	14,028
Utilities	12,936	33,699
Office Supplies and Expenses	26,696	16,699
Communications	11,045	12,799
Other	62,828	35,646

Total Operating Expenses	548,934	503,752

Income (Loss) from Operations	(690,034)	410,321

Other Income (Expense)
Investment Income (Expense)	7,407	4,316
Interest (Expense)	(40,501)	(39,537)

Total Other Income (Expense)	(33,094)	(35,221)

Income (Loss) Before Provision for Income Taxes	(723,128)	375,100

Provision for Income Taxes Expense (Benefit)	(238,909)	125,952

Net Income (Loss)	$(484,219)	$249,148

Earnings (Loss) per Share - Basic	NM	NM

Earnings (Loss) per Share - Diluted	NM	NM

The accompanying notes are an Intergal part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended December 31, 2012 and the Three Months Ended March 31, 2013

			Discount on	Additional		Total
	Common Stock		Capital	Paid-In	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Earnings	Equity

Balance at December 31, 2011	169,052,400	$169,052	$(115,100)	$4,229,195	$807,587	$5,090,734

Bonus shares issued	92,550	93	-	59,635	-	59,728

Net (Loss)	-	-	-	-	(353,976)	(353,976)

Balance at December 31, 2012	169,144,950	169,145	(115,100)	4,288,830	453,611	4,796,486

Net (Loss)	-	-	-	-	(484,219)	(484,219)

Balance at March 31, 2013	169,144,950	$169,145	$(115,100)	$4,288,830	$(30,608)	$4,312,267

The accompanying notes are an Intergal part of these consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended
	March 31,	March 31,
	2013	2012
Cash Flows from Operating Activities
Net (Loss) Income	$(484,219)	$249,148
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	244,193	212,786
Amortization of Patent Costs	7,196	7,196
Deferred Income Taxes	(238,909)	125,952
Changes in Assets and Liabilities
Trade Receivables	(12,059)	824,549
Other Receivables	(1,200)	(750)
Inventory	500,883	(108,546)
Prepaid Expenses	(7,504)	14,998
Accounts Payable	(321,793)	1,385,144
Accrued Payroll and Payroll Liabilities	(11,844)	(5,376)
Income Taxes Payable	(6,840)	-
Accrued Rent	37,500	37,500

Net Cash Provided by (Used in) Operating Activities	(294,596)	2,742,601

Cash Flows from Investing Activities
Increase (Decrease) in Other Assets	(4,115)	(1,422)
Purchase of Property and Equipment	(18,728)	(11,226)

Net Cash Provided by (Used in) Investing Activities	(22,843)	(12,648)

Cash Flows from Financing Activities
Borrowings from (Payments to) Affiliates	(120,592)	(28,317)
Proceeds from Notes Payable	134,006	-
Payments on Notes Payable	(227,024)	(68,490)

Net Cash Provided by (Used in) Financing Activities	(213,610)	(96,807)

Net Increase (Decrease) in Cash and Cash Equivalents	(531,049)	2,633,146

Cash and Cash Equivalents, Beginning of Year	2,879,195	943,894

Cash and Cash Equivalents, End of Year	$2,348,146	$3,577,040

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$6,737	$8,273

Cash Paid During the Period for Income Taxes	$-	$-

Stock Issued for Services	$-	$-

The accompanying notes are an Intergal part of these consolidated financial statements.

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

Inventory
Inventory is stated at the lower of cost determined by the average cost or market.  At March 31, 2013 and at December 31, 2012, inventory consisted of pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the three months ended March 31, 2013, three customers made up approximately 52% of the Company’s revenues, and five customers made up approximately 70% of the Company’s receivable balance at March 31, 2013.  For the three months ended March 31, 2012, four customers made up approximately 77% of the Company’s revenues, and two customers made up approximately 80% of the Company’s receivable balance at March 31, 2012.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred. For the quarters ending March 31, 2013 and 2012 $1,619 and $0, respectively, was expensed.

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the statement of operations.  As of March 31, 2013 and December 31, 2012 management does not believe it has taken any tax positions that would not be sustained upon examination.

Comprehensive Income
The Company had no components of comprehensive income.  Therefore, net income (loss) equals comprehensive income (loss) for the periods presented.

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

Note 3.   Patent

On September 4, 2007, the Company’s chief executive officer was awarded a patent from the United States Patent and Trademark Office pertaining to his development of specialized testing procedures for drilling pipe utilized by oil-exploration companies which was subsequently transferred to the Company.

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years.  Amortization expense for 2012 and 2011 was $7,196 and $7,196, respectively.

Note 4.   Property and Equipment

Property and equipment consists of the following at March 31, 2013 and December 31, 2012, respectively:

	2013	2012

Buildings and Improvements	3,042,385	$3,042,385
Equipment	5,747,749	5,747,749
Autos and Trucks	248,394	248,394
Office Furniture	17,751	17,751
	9,056,279	9,056,279
Less: Accumulated Depreciation	(4,719,069)	(4,474,876)
Total	$4,337,210	$4,581,403

Depreciation expense amounted to $244,193 and $212,786 for the three months ended March 31, 2013 and 2012, respectively.

Note 6.   Notes Payable

Notes payable at March 31, 2013 and December 31, 2012 consist of the following:

	2013	2012

Imperial Credit Corp, Insurance, $96,213 note dated January 18, 2013, due October 18, 2013 payable in monthly installments of $13,754, interest rate 6.99%, secured by insurance.	94,070	77,475

Regions Bank, $213,226 note dated October 15, 2010, due October 15, 2014, payable in monthly installments of $4,120, interest rate 5.98%, secured by equipment.	70,117	83,892

U.S. Bancorp, $340,990 note dated December 29, 2010 due December 29, 2014, payable in monthly installments of $6,585, interest rate 5.93%, secured by equipment.	125,524	145,899

U.S. Bancorp, $260,000 note dated May 17, 2011 due May 17, 2015, payable in monthly installments of $4,954, interest rate 5.4%, secured by equipment.	115,031	131,275

	2013	2012

BMW Credit, $60,303 note dated November 18, 2011 due November 18, 2015, payable in monthly installments of $1,081, interest rate 2.9%, secured by vehicle.	29,800	32,048

Ally Bank, $23,968 note dated February 25, 2011 due February 25, 2016, payable in monthly installments of $463, interest rate 6.0%, secured by vehicle.	13,961	14,807

Wells Fargo Bank, $449,000 note dated October 18, 2012 due October 18, 2014, payable in monthly installments of $18,708, interest rate 0.0%, secured by Hyundai Milling Machine	355,458	411,583

	803,961	896,979
Less: Current Portion	510,754	491,557
Long-Term Portion	$293,907	$405,422

Following are maturities of long-term debt at December 31, 2012:

Fiscal Year Ending December 31,	Amount

2013	$398,539
2014	374,766
2015	30,656
Total	$803,961

Note 6.   Related Party Transactions

Included in due to affiliates is $1,688,253 and $1,722,013 at March 31, 2013 and December 31, 2012, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $33,765 and $31,264 for the three month periods ended March 31, 2013 and 2012, respectively.

Note 8.   Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share.  As of March 31, 2013 and December 31, 2012, there were 169,144,250 and 169,144,250 shares issued and outstanding, respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock.  As of March 31, 2013 and December 31, 2012, there were no shares issued and outstanding.

In 2012 the Company issued a total of 92,550 shares of common stock valued at an average of $.645 a share to employees as compensation.

Note 7.   Earnings per Share

The weighted average common shares outstanding amounted to 169,144,950 and 169,052,400 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Note 8.   Commitments

The Company leases office premises, operating facilities, and equipment under several operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.

Note 9.   Major Customers

For the three months ended March 31, 2013, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these three customers were approximately 52% of total revenues, and the total balance due from these three customers at March 31, 2013 was $34,856, of which none was included in the allowance for bad debts.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at March 31, 2013 or December 31, 2012, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at March 31, 2013 and December 31, 2012, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$2,348,146	$2,348,146	$2,879,195	$2,879,195

Financial liabilities:
Notes Payable	$803,961	$803,961	$896,979	$896,979
Due to Affiliates	2,329,441	2,329,441	2,450,033	2,450,033
	$3,133,402	$3,133,402	$3,347,012	$3,347,012

Note 11. Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2013.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Headquartered in Lafayette, Louisiana, with production facilities in Houston, Texas and Abbeville, Louisiana, Energy & Technology, Corp. provides non-destructive testing (NDT) services, OCTG and oilfield pipe sales, service and storage, and rig and equipment sales.  Originally founded on May 11, 1971 as an inspection company, Energy & Technology, Corp. currently serves customers throughout the oil patch of Louisiana and Texas as well as in Canada, Mexico, and in the Gulf of Mexico. The Company’s customer base of over 150 accounts consists of major oil companies, steel mills, material suppliers, drilling companies, tool rental companies, and natural gas storage operators. Due to the nature of its technology, the Company maintains competitive advantages in offshore deep water and other onshore critical projects.

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

Energy Technology Manufacturing & Threading, LLC’s new facility has been completed and is fully operational.  This facility is capable of threading, bucking, and repair of drill pipe, casing, and tubing up to 11 7/8” diameter. The plant is equipped with saws, bucking units, material handling units, and computer controlled lathes accurate to within the most critical of tolerances, and has the capability to manufacture, thread, repair, and manufacture pup joints and marker joints to any length the customer requires, as well as to machine any threads for which specs can be furnished. Technicians have between 10 and 34 years of experience in the manufacturing and threading industry. This new facility brings ENGT one step closer to its goal of supplying all tubular services under one roof.

Key Ongoing Operational Processes:

Update ISO Certification

Energy & Technology, Corp. recognizes that quality is every bit as important as price and prompt service.  This is even truer of the Company’s typical client, who often contracts for services that other companies are not able to provide.  In response to our client’s requirements, the Company has obtained the latest ISO:9001 certification by Moody’s, recognized in the industry as representing the highest quality control available. As the Company’s business lines are very synergistic, management feels that it can leverage this dominant position to increase share in the markets in which it competes, and likely more in the critical service arena.

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

Increased Sales and Marketing Effort

Energy & Technology, Corp. has grown over the historical period without an aggressive marketing and sales effort. New business was generated from referrals, technical sessions given to oil and gas and industry related companies, the Company website, and through the use of a marketing company on a limited basis. Recently, several new deep water well permits were issued in the Gulf of Mexico. As a result, ENGT has experienced significant new interest from major oil and gas companies - including site visits and evaluations - for its VisonArray™ deep water and critical well technologies, and ENGT Manufacturing facilities.   Currently, there are several employees whose duties are focused on sales, and one marketing and promotional activity director.  Management believes revenue can be greatly increased by expanding the Company's sales force.  ENGT has added Rachel Shen, who holds an MBA from the University of Texas, to execute marketing from our Houston location, and Charlotte Crosswhite to assist in Louisiana in-house sales.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2013, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2012 to March 31, 2013

At March 31, 2013, total assets amounted to $12,001,781 compared to $13,065,758 at December 31, 2012, a decrease of $1,063,977 or 8.1%.  The decrease is primarily due to a decrease in cash of $531,049, a decrease in inventory of $500,883, and a decrease in property held for operations of $244,193, partially offset by an increase in deferred tax asset of $175,738.

Our liabilities at March 31, 2013, totaled $7,689,514 compared to $8,269,272 at December 31, 2012, a decrease of $579,758 or 14.2%.  The decrease is primarily due to a decrease in accounts payable of $321,793, a decrease in notes payable of $93,018, a decrease in due to affiliates of $120,592, and a decrease in deferred taxes payable of $63,171, partially offset by the increase in accrued rent of $37,500.

Total stockholder’s equity decreased from $4,796,486 at December 31, 2012, to $4,312,267 at March 31, 2013.  This decrease was due to the net loss for the quarter.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $2,348,146 at March 31, 2013, a decrease of $531,049 from the balance of $2,879,195 at December 31, 2012.  The decrease in cash and cash equivalents was primarily due to our loss of $484,219 resulting in a use of cash by operations of $294,596 and our net reduction of long term debt of $213,210.

Inventory

We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  It is anticipated that the Company will continue its efforts to expand its sales of pipe, even though the market has contracted substantially due to the current economy.

Property and Equipment

The decrease in property and equipment is primarily due to the depreciation for the three months ended March 31, 2013 of $244,193.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the three months ended March 31, 2013, our deferred tax asset was increased by $175,738.  We have decreased our deferred income tax liability by $63,171 due to the change in book and tax depreciation differences.

Accounts Payable

Accounts payable at March 31, 2013 totaled $1,898,252 compared to $2,220,045 at December 31, 2012, a decrease of $321,793 due primarily to the pay down of trade creditors

Discussion of Results of Operations for the Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Revenues

Our revenue for the three months ended March 31, 2013, was $960,975 compared to $3,438,678 for the three months ended March 31, 2012, a decrease of $2,478,003 or 72.1%.  The decrease is attributable primarily to the decline in pipe sales and inspection services.

The following table presents the composition of revenue for the three months ended March 31, 2012 and 2011:

	2013		2012		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection Fees	$167,090	17.4%	$1,102,330	32.1%	$(935,240)
Storage Fees	$143,383	14.9%	$87,088	2.5%	$56,295
Pipe and Other Equipment Sales	$518,752	54.0%	$1,947,195	56.6%	$(1,428,443)
Other Income	$131,450	13.7%	$302,065	8.8%	$(170,605)
Total Revenue	$960,675	100.0%	$3,438,678	100.0%	$(2,478,003)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended March 31, 2013, was $1,101,725 or 114.7% of revenues, compared to $2,524,605, or 73.4% of revenues, for the three months ended March 31, 2012.  The overall increase in our cost of revenue is primarily due to decline and mixture of sales.  Fix cost for depreciation and labor remain consistent despite the decline in sales.

The following table presents the composition of cost of revenue for the three months ended March 31, 2013 and 2012:

	2013		2012		Variance
Cost of Revenue	Dollars	Percentage	Dollars	Percentage	Dollars

Materials and Supplies	$535,853	49.0%	$1,754,757	69.7%	$(1,218,904)
Subcontract Labor	$161,737	14.8%	$256,849	10.2%	$(95,112)
Depreciation	$203,174	18.6%	$171,646	6.8%	$31,528
Repairs and Maintenance	$10,057	0.9%	$150,627	6.0%	$(140,570)
Labor and Related Costs	$101,555	9.3%	$140,094	5.6%	$(38,539)
Insurance	$56,272	5.1%	$24,381	1.0%	$31,891
Other Costs	$33,127	2.3%	$26,251	0.8%	$6,876
Total Costs of Revenues	$1,101,775	100.0%	$2,524,605	100.0%	$(1,422,830)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended March 31, 2013, our operating expenses totaled $548,934 as compared to $503,752 in 2012, representing an increase of $45,182, or 8.8%.  The largest components of our operating expenses for 2013 consist of salaries and wages, professional fees, rent, property taxes, and depreciation expense. Salaries and wages for general and administrative personnel was $108,564 for the three months ended March 31, 2013, compared to $133,466 for the three months ended March 31, 2012, a decrease of $24,903, or 18.7%.  During the three months ended March 31, 2012, the Company did not issue any shares of common stock.  During the three months ended March 31, 2013, the Company did not issue any shares of common stock.

Professional services expense increased from $98,752 for the three months ended March 31, 2012, to $207,043 for the three months ended March 31, 2013, an increase of $108,291, or 109.7%.  The increase is primarily a result of increased accounting, auditing, and legal fees, resulting from issues relating to settlement of a lawsuit regarding pipe, and the associated issues with reporting these transactions.

Rent expense totaled $49,780 for the three months ended March 31, 2013, as compared to $59,616 for the three months ended March 31, 2012, a decrease of $9,836, or 16.5%.  Rent expense decreased due to the decrease in rent for the Company’s Lafayette office.  Rent expense for both the three months ended March 31, 2013, and for the three months ended March 31, 2012, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Remaining operating expenses increased from $219,213 for the three months ended March 31, 2012 to $190,745 for the three months ended March 31, 2013, an increase of $28,369, or 13.0%.  Other operating expenses consist primarily of property taxes, depreciation, office expenses, sales, and travel expenses.

Other Income and Expense

Other income and expense consists of investment income, and interest expense. Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a gain of $7,407 for the three months ended March 31, 2013, compared to income of $4,316 for the three months ended March 31, 2012.

Interest expense totaled $40,502 for the three months ended March 31, 2013, as compared to $39,837 for the three months ended March 31, 2012, an increase of $965, or 2.4%.  Interest expense pertains to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the three months ended March 31, 2013, we reported an income tax benefit of $238,909 compared to income tax expense of $125,952 for the three months ended March 31, 2012, a difference of $364,861 or 289.7% which is the result of the a net loss for the quarter ended March 31, 2013 and a profit for the quarter ended March 31, 2012.

Comparative financial information for the first quarters ending March 31:

	March	March	March	March	March
	31, 2013	31, 2012	31, 2011	31, 2010	31, 2009

Revenues, for the first quarter	$960,675	$3,438,678	$180,732	$888,659	$2,446,072
Cost of Revenues	1,101,775	2,524,605	520,867	656,736	1,133,015

Gross Profit (Loss)	(141,100)	914,073	(340,135)	231,923	1,313,057

Operating Expenses:
General & Administrative Expenses	507,915	462,612	339,098	560,768	429,800
Depreciation	41,019	41,140	40,952	30,263	36,733

Total Operating Expenses	548,934	503,752	380,050	591,031	466,533

Income (Loss) from Operations	(690,034)	410,321	(720,185)	(359,108)	846,524

Other Income (Expense)	(33,095)	(35,221)	(38,908)	444,386	(22,560)

Income Before Income Taxes	(723,128)	375,100	(759,093)	85,278	823,964

Provision for Income Taxes	(238,909)	125,952	(263,454)	33,125	291,652

Net Income(Loss)	$(484,219)	$249,148	$(495,639)	$52,153	$532,312

Capital Resources and Liquidity

As of March 31, 2013 we had $2,348,146 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations, and the construction on our Houston facility.  These outflows have been offset by the timely inflows of cash from our customers regarding sales that have been made.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4.  Controls and Procedures

a)  Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2012 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY CORP.

Date: May 13, 2013	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director

Date: May 13, 2013	By:	/s/ Amer Salhi
Amer Salhi
Chief Financial Officer