Form 10-Q
period 2013-06-30
ENERGY & TECHNOLOGY CORP.
filed 2013-08-15
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐  No ☒

According to the Company’s only transfer agent of record, Olde Monmouth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of July 15, 2013, is 169,144,950 shares of common stock.  The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

June 30, 2013

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T.	Control and Procedures	22

PART II—OTHER INFORMATION

Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURE		24

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	June 30	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$2,009,568	$2,879,195
Accounts Receivable
Trade, Net	767,528	197,158
Other	17,124	16,324
Inventory	2,309,048	2,878,085
Prepaid Expenses	73,003	99,001
Deferred Tax Asset	1,022,906	875,441

Total Current Assets	6,199,177	6,945,204

Property and Equipment, Net
Held for Operations, Net	4,105,882	4,581,403
Held for Investment	1,165,016	1,095,583

Total Property and Equipment	5,270,898	5,676,986

Other Assets
Patent, net	407,798	422,191
Deposits	4,988	4,988
Other Assets	19,983	16,389

Total Other Assets	432,769	443,568

Total Assets	$11,902,844	$13,065,758

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets (Continued)

	June 30	December 31,
	2013	2012
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$473,602	$491,557
Accounts Payable	1,983,083	2,220,045
Accrued Payroll and Payroll Liabilities	82,654	62,348
Accrued Rent	1,862,500	1,787,500
Income Taxes Payable	34,502	41,342

Total Current Liabilities	4,436,341	4,602,792

Long-Term Liabilities
Notes Payable	178,707	405,422
Deferred Taxes Payable	699,974	811,025
Due to Affiliates	2,402,796	2,450,033

Total Long-Term Liabilities	3,281,477	3,666,480

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized,
169,144,950 Shares Issued and Outstanding at June 30, 2013 and
169,052,400 at December 31, 2012, with 80,885,050 Shares
unissued at June 30,2013 and 80,947,600 at December 31, 2012	169,145	169,145
Discount on Common Stock	(115,100)	(115,100)
Treasury Stock	(100,505)	0
Paid-In Capital	4,288,830	4,288,830
Retained Earnings	(57,344)	453,611

Total Stockholders' Equity	4,185,026	4,796,486

Total Liabilities and Stockholders' Equity	$11,902,844	$13,065,758

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$1,319,313	$1,830,981	$2,279,988	$5,269,659

Cost of Revenues
Labor and Related Costs	132,097	133,607	233,652	273,701
Subcontract Labor	207,304	216,445	369,041	473,294
Depreciation	202,733	171,646	405,907	343,292
Repairs and Maintenance	16,038	13,797	26,095	164,424
Materials and Supplies	281,365	701,244	817,218	2,456,001
Other Costs	37,588	34,724	63,519	53,779
Insurance	43,574	30,845	99,846	55,226

Total Cost of Revenues	920,699	1,302,308	2,015,278	3,819,717

Gross Profit	398,614	528,673	264,710	1,449,942

Operating Expenses
Salaries and Wages	137,008	109,659	245,572	243,125
Professional Services	70,665	87,134	277,708	185,886
Rent	48,948	60,991	98,728	120,607
Depreciation	38,300	41,190	79,319	82,330
Travel, Lodging and Meals	29,052	33,625	58,075	47,653
Office Supplies and Expenses	11,361	17,423	38,057	34,122
Utilities	13,856	18,999	26,792	52,698
Communications	10,326	11,782	21,371	24,581
Repairs and Maintenance	25,046	32,543	25,046	32,543
Property Taxes	-	-	-	57,906
Patent Amortization	7,197	7,196	14,393	14,393
Other	19,621	47,219	82,449	82,865

Total Operating Expenses	411,380	467,761	967,510	978,709

Income (Loss) from Operations	(12,766)	60,912	(702,800)	471,233

Other Income (Expense)
Investment Income	6,523	6,906	13,930	11,222
Interest Expense	(40,100)	(38,926)	(80,601)	(78,463)

Total Other Income (Expense)	(33,577)	(32,020)	(66,671)	(67,241)

Income (Loss) Before Provision for Income Taxes	(46,343)	28,892	(769,471)	403,992

Provision for Income Taxes	(19,607)	7,052	(258,516)	133,004

Net Income (Loss)	$(26,736)	$21,840	$(510,955)	$270,988

Earnings (Loss) per Share - Basic	NM	$0.0001	NM	$0.002

Earnings (Loss) per Share - Diluted	NM	$0.0001	NM	$0.002

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Treasury Stock	Retained	Stockholders'
	Shares	Amount	Stock	Capital		Earnings	Equity
					-
Balance at January 1, 2012	169,052,400	$169,052	$(115,100)	$4,229,195		$807,587	$5,090,734

Bonus shares issued	92,550	93		59,635			59,728

Net Income	-	-	-	-	-	270,988	270,988

Balance at December 31, 2012	169,144,950	$169,145	$(115,100)	$4,288,830	$-	$453,611	$4,796,486

Shares buyback	-	-	-	-	(100,505)	-	$(100,505)

Net (Loss)	-	-	-	-	-	(510,955)	(510,955)

Balance at June 30, 2013	169,144,950	$169,145	$(115,100)	$4,288,830	$(100,505)	$(57,344)	$4,185,026

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$(510,955)	$270,988
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in)
Operating Activities
Depreciation	485,226	425,622
Amortization of Patent Costs	14,393	14,393
Deferred Income Taxes	(258,516)	133,004
Changes in Assets and Liabilities
Trade Receivables	(570,370)	354,341
Other Receivables	(800)	(750)
Inventory	569,037	5,515
Prepaid Expenses	25,998	29,997
Accounts Payable	(236,962)	1,704,770
Accrued Payroll and Payroll Liabilities	20,306	10,455
Income Taxes Payable	(6,840)	(6,523)
Accrued Rent	75,000	75,000

Net Cash Provided by (Used in) Operating Activities	(394,483)	3,016,812

Cash Flows from Investing Activities
Other Assets	(3,594)	(6,057)
Purchase of Property and Equipment	(79,138)	(1,106,809)

Net Cash Used in Investing Activities	(82,732)	(1,112,866)

Cash Flows from Financing Activities
Borrowings from Affiliates	(47,237)	65,103
Purchase of Treasury Stock	(100,505)	-
Principal Repayments on Notes Payable	(244,670)	(131,776)

Net Cash (Used in) Provided by Financing Activities	(392,412)	(66,673)

Net Increase (Decrease) in Cash and Cash Equivalents	(869,627)	1,837,273

Cash and Cash Equivalents, Beginning of Period	2,879,195	943,894

Cash and Cash Equivalents, End of Period	$2,009,568	$2,781,167

Cash Paid During the Period for Interest	$6,335	$7,662

Cash Paid During the Period for Income Taxes	$6,840	$6,523

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

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Provisions for uncollectible amounts are determined based on management’s estimate of collectability.   Provisions for uncollectible amounts were $14,640 for the quarters ending June 30, 2013 and 2012, respectively.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Summary of Significant Accounting Policies (Continued)

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2013 and at December 31, 2012, inventory consisted of pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the six months ended June 30, 2013, three customers made up approximately 54% of the Company’s revenues, and two customers made up approximately 75% of the Company’s receivable balance at June 30, 2013.  For the six months ended June 30, 2012, three customers made up approximately 57% of the Company’s revenues, and four customers made up approximately 89% of the Company’s receivable balance at June 30, 2012.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred. Advertising expense of $12,065 was recorded for the six months ended June 30, 2013. For the six months ended June 30, 2012 advertising expense was $10,010. Advertising is recorded as part of Other Operating Expenses.

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

Emerging Growth Company Critical Accounting Policy Disclosure
The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7 (a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may elect to take advantage of the benefits of this extended transition period in the future.

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

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years. Amortization expense for the six months ended June 30, 2013 and 2012 was $14,392 respectively.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Property and Equipment

	2013	2012

Buildings and Improvements	$3,042,385	$3,042,385
Equipment	5,747,749	5,747,749
Autos and Trucks	248,394	248,394
Office Furniture	27,455	17,751
	9,065,983	9,056,279
Less: Accumulated Depreciation	(4,960,101)	(4,474,876)
Total	$4,105,882	$4,581,403

Depreciation expense amounted to $485,226 and $425,622 for the six months ended June 30, 2013 and 2012, respectively.

Note 5.   Notes Payable

Notes payable at June 30, 2013 and December 31, 2012 consist of the following:

	2013	2012
Imperial Credit Corp, Insurance, $96,213 note dated October 15, 2012, due August 15, 2013 payable in monthly installments of $9,975, interest rate 7.95%, secured by insurance.	54,222	77,475

Regions Bank, $213,226 note dated October 15, 2010, due October 15, 2014, payable in monthly installments of $4,120, interest rate 5.98%, secured by equipment.	56,175	83,892

U.S. Bancorp, $340,990 note dated December 29, 2010 due December 29, 2014, payable in monthly installments of $6,585, interest rate 5.93%, secured by equipment.	104,885	145,899

U.S. Bancorp, $260,000 note dated May 17, 2011 due May 17, 2015, payable in monthly installments of $4,954, interest rate 5.4%, secured by equipment.	98,609	131,275

BMW Credit, $60,303 note dated November 18, 2011 due November 18, 2015, payable in monthly installments of $1,081, interest rate 2.9%, secured by vehicle.	26,408	32,048

Ally Bank, $23,968 note dated February 25, 2011 due February 25, 2016, payable in monthly installments of $463, interest rate 6.0%, secured by vehicle.	12,677	14,807

Wells Fargo Bank, $449,000 note dated October 18, 2012 due October 18, 2014, payable in monthly installments of $18,708, interest rate 0.0%, secured by vehicle.	299,333	411,583

Total	652,309	896,979

Less: Current Portion	473,602	491,557
Long-Term Portion	$178,707	$405,422

Following are maturities of long-term debt at December 31, 2012:

Fiscal Year Ending December 31,	Amount
2013	$246,887
2014	374,766
2015	30,656

Total	$652,309

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Commitments

The Company leases office premises, operating facilities, and equipment under several operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.

Note 7.   Major Customers

For the six months ended June 30, 2013, the Company had three customers which generated revenues in excess of 10%
of the Company’s total revenues.  Revenues for these three customers were approximately 54% of total revenues, and the total balance due from these three customers at June 30, 2013 was $584,141.

Note 8.   Related Party Transactions

Included in due to affiliates is $1,755,783 and $1,688,253 at June 30, 2013 and December 31, 2012, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $67,530 and $62,528 for the six month periods ended June 30, 2013 and 2012, respectively.

Note 9.   Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share.  As of June 30, 2013 and December 31, 2012 there were 169,144,250 shares issued and outstanding.

The Company is authorized to issue 10,000,000 shares of preferred stock.  As of June 30, 2013 and December 31, 2012, there were no shares issued and outstanding.

In 2012, the company issued a total of 92,550 shares of common stock valued at an average of $.645 a share to employees as compensation.

Note 10. Earnings per Share

The weighted average common shares outstanding amounted to 169,114,950 for the three months ended and the six months ended June 30, 2013, and 169,052,400 for the three months ended and six months ended June 30, 2012, respectively.

Note 11. Fair Value Disclosures

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

Notes Payable: The fair value of notes payable approximates the carrying amount reported in the balance sheet.

Due to Affiliates:  The carrying amount approximates fair values.

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2013 or December 31, 2012, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at June 30, 2013 and December 31, 2012, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,009,568	$2,009,568	$2,879,195	$2,879,195
Financial liabilities:
Notes Payable	$652,309	$652,309	$896,979	$896,979
Due to Affiliates	2,402,796	2,402,796	2,450,033	2,450,033
	$3,055,105	$3,055,105	$3,347,012	$3,347,012

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Subsequent Events
In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2013.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Key Ongoing Operational Processes:

Updated ISO Certification

Energy & Technology, Corp. recognizes that quality is every bit as important as price and prompt service. This is even truer of the Company’s typical client, who often contracts for services that other companies are not able to provide. In response to our clients’ requirements, the Company has obtained the latest ISO:9001 certification by Moody’s, recognized in the industry as representing the highest quality control available. As the Company’s business lines are very synergistic, management feels that it can leverage this dominant position to increase share in the markets in which it competes, and likely more in the critical service arena. ENGT recently passed ISO audit with no remarks.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2013, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2012 to June 30, 2013

At June 30, 2013, total assets amounted to $11,902,844 compared to $13,065,758 at December 31, 2012, a decrease of $1,162,914, or 8.9%.  The decrease is primarily due to a decrease in cash of $869,627, a decrease in inventory of $569,037, and a decrease of property and equipment held for operations of $475,521, partially offset by an increase in accounts receivable of $570,370, an increase in deferred tax asset of $147,444, and an increase in property held for investment of $69,433.

Our liabilities at June 30, 2013, totaled $7,717,818 compared to $8,269,272 at December 31, 2012, a decrease of $551,454, or 6.7%.  The decrease is primarily due to a decrease in accounts payable of $236,962, a decrease in notes payable of $244,670, a decrease in due to affiliates of $47,237, and a decrease in deferred taxes payable of $111,051, partially offset by an increase in accrued rent of $75,000.

Total stockholder’s equity decreased from $4,796,486 at December 31, 2012, to $4,185,026 at June 30, 2013.  This decrease was due to our net loss for the six months ended June 30, 2013 and our purchase of treasury stock for the quarter.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $2,009,568 at June 30, 2013, a decrease of $869,627 from the balance of $2,879,195 at December 31, 2012.  The decrease in cash and cash equivalents was primarily due to the net operating loss and cash used to reduce debt and accounts for the six months ended June 30, 2013.

Inventory

Inventory consists primarily of pipe held for sale to our customers.  We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.    It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the six months ended June 30, 2013 of $485,226.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the six months ended June 30, 2013, our deferred tax asset has increased by $147,465.  We have decreased our deferred income taxes by $111,051 due to the change in book and tax depreciation differences.

Accounts Payable

Accounts payable at June 30, 2013 totaled $1,983,083 compared to $2,220,045 at December 31, 2012, a decrease of $236,962. The decrease is primarily due to the reduction of debt.

Discussion of Results of Operations for the Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

Revenues

Our revenue for the three months ended June 30, 2013, was $1,319,313 compared to $1,830,981, for the three months ended June 30, 2012, a decrease of $511,668, or 27.9%.  The decrease is attributable primarily to a decrease in pipe sales.

The following table presents the composition of revenue for the three months ended June 30, 2013 and 2012:

	2013		2012		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection Fees	$587,642	44.5%	$509,385	27.8%	$78,257
Storage Fees	108,999	8.3%	206,609	11.3%	(97,610)
Pipe Threading	261,053	19.8%	99,297	5.4%	161,756
Pipe and Other Equipment Sales	296,254	22.5%	919,320	50.2%	(623,066)
Other Income	65,365	5.0%	96,370	5.3%	(31,005)
Total Revenue	$1,319,313	100.0%	$1,830,981	100.0%	$(511,668)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended June 30, 2013, was $920,699 or 69.8% of revenues, compared to $1,302,308, or 71.1% of revenues, for the three months ended June 30, 2012.  The overall decrease in our cost of revenue is primarily due to our decreased sales.  The decrease in cost of revenue as a percentage of revenues was due to the decrease in pipe sales.

The following table presents the composition of cost of revenue for the three months ended June 30, 2013 and 2012:

	2013		2012		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Materials and Supplies	$281,365	30.6%	$701,244	53.8%	$(419,879)
Depreciation	202,733	22.0%	171,646	13.2%	31,087
Subcontract Labor	207,304	22.5%	216,445	16.6%	(9,141)
Labor and Related Costs	132,097	14.3%	133,607	10.3%	(1,510)
Insurance	43,574	4.7%	30,845	2.4%	12,729
Other Costs	37,588	4.1%	34,724	2.6%	2,864
Repairs and Maintenance	16,038	1.8%	13,797	1.1%	2,241
Total Cost of Revenues	$920,699	100.0%	$1,302,308	100.0%	$(381,609)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended June 30, 2013, our operating expenses totaled $411,380 as compared to $467,761 in 2012, representing a decrease of $56,381, or 12.1%.  The largest components of our operating expense for 2013 consists of salaries and wages, professional services, rent, depreciation, and travel expenses.  Salaries and wages for general and administrative personnel was $137,008 for the three months ended June 30, 2013, compared to $109,659 for the three months ended June 30, 2012, an increase of $27,349, or 24.9%.

Professional services expense decreased from $87,134 for the three months ended June 30, 2012, to $70,665 for the three months ended June 30, 2013, a decrease of $16,469, or 18.9%.  The decrease is primarily a result of the timing of expenses we incurred in the first and second quarters of 2013.

Rent expense totaled $48,948 for the three months ended June 30, 2013, as compared to $60,991 for the three months ended June 30, 2012, a decrease of $12,043, or 19.7%.  Rent expense for both the three months ended June 30, 2013, and for the three months ended June 30, 2012, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Travel, Lodging and Meals totaled $29,052 for the three months ended June 30, 2013, as compared to $33,625 for the three months ending June 30, 2012, a decrease of $4,573 or 13.6%.

Other operating expenses decreased from $47,219 at June 30, 2012 to $19,622 for the three months ended June 30, 2013, a decrease of $27,597, or 58.4%.  Other operating expense consists primarily of taxes and licenses, training, advertising, dues and subscriptions.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets.  Other expense, net, totaled $33,577 for the three months ended June 30, 2013, compared to $32,020, for the three months ended June 30, 2012, an increase of $1,557 or 4.9%.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a gain of $6,523 for the three months ended June 30, 2013, compared to a gain of $6,906 for the three months ended June 30, 2012.

Interest expense totaled $40,100 for the three months ended June 30, 2013, as compared to $38,926 for the three months ended June 30, 2012, an increase of $1,174, or 3.0%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the three months ended June 30, 2013, we reported an income tax benefit of $19,607 compared to income tax expense of $7,052 for the three months ended June 30, 2012, an increase of $26,659, or 378.0%. The change was due to the net loss for the current period.

Discussion of Results of Operations for the Six months Ended June 30, 2013 compared to the Six months Ended June 30, 2012

Revenues

Our revenue for the six months ended June 30, 2013, was $2,279,988 compared to $5,269,659 for the six months ended June 30, 2012, a decrease of $2,989,671, or 56.7%.  The decrease is primarily due to the decline in pipe sales and inspection services.

The following table presents the composition of revenue for the six months ended June 30, 2013 and 2012:

	2013		2012		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection Fees	$754,732	33.1%	$1,611,715	30.6%	$(856,983)
Storage Fees	220,592	9.7%	213,088	4.0%	7,504
Manufacturing & Threading	292,843	12.8%	179,906	3.4%	112,937
Pipe and Other Equipment Sales	815,006	35.7%	2,866,515	54.4%	(2,051,509)
Other Income	196,815	8.7%	398,435	7.6%	(201,620)
Total Revenue	$2,279,988	100.0%	$5,269,659	100.0%	$(2,989,671)

Cost of Revenue and Gross Profit

Our cost of revenue for the six months ended June 30, 2013, was $2,015,278, or 88.4 % of revenues, compared to $3,819,717, or 72.5% of revenues, for the six months ended June 30, 2012.  The overall decrease in our cost of revenue is primarily due to our decreased sales.  The increase in cost of revenue as a percentage of revenues was due to the fixed costs reported in cost of revenues.  Materials and supplies decreased $1,638,783 due to the decrease in pipe sales. Subcontract labor costs decreased by $104,253, or 22.0%.  Labor and related costs decreased by $40,049, or 14.6%.  These decreases are primarily attributable to the overall decrease in volume of inspection services.  The increase in depreciation expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily due to equipment purchases.  Maintenance expense decreased by $138,329, or 84.1%, during this period.

The following table presents the composition of cost of revenue for the six months ended June 30, 2013 and 2012:

	2013		2012		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Depreciation	$405,907	20.1%	$343,292	9.0%	$(62,615)
Subcontract Labor	369,041	18.3%	473,294	12.4%	104,253
Labor and Related Costs	233,652	11.6%	273,701	7.2%	40,049
Repairs and Maintenance	26,095	1.3%	164,424	4.3%	138,329
Materials and Supplies	817,218	40.6%	2,456,001	64.3%	1,638,783
Insurance	99,846	5.0%	55,226	1.4%	(44,620)
Other	63,519	3.1%	53,779	1.4%	(9,740)
Total Cost of Revenue	$2,015,278	100.0%	$3,819,717	100.0%	$1,804,439

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the six months ended June 30, 2013, our operating expenses totaled $967,510 as compared to $978,709 at June 30, 2012, representing a decrease of $11,199, or 1.1%.  The largest component of our operating expenses for 2013 consists of salaries and wages and professional services.  Salaries and wages for general and administrative personnel was $245,572 for the six months ended June 30, 2013, compared to $243,125 for the six months ended June 30, 2012, an increase of $2,447, or 1.0%.

Professional services expense increased from $185,886 for the six months ended June 30, 2012, to $277,708 for the six months ended June 30, 2013, an increase of $91,822, or 49.4%.  The increase is primarily a result of increased accounting, auditing, and legal fees relating to the settlement of a lawsuit regarding pipe, and the associated issues with reporting the transactions.

Rent expense totaled $98,728 for the six months ended June 30, 2013, as compared to $120,607 for the six months ended June 30, 2012.  Rent expense pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Utilities expense decreased from $52,698 for the six months ended June 30, 2012 to $26,792 for the six months ended June 30, 2013, a decrease of $25,906 or 49.2%.  The decrease is primarily due to a reduction of utility expenses at the Houston facility.

Other Income and Expense

Other income and expense consists of investment income, gains or losses on sale of assets, and interest expense, respectively.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $13,930 for the six months ended June 30, 2013, compared to $11,222 for the six months ended June 30, 2012.  The increase is due primarily to income from temporary cash invested during the period.

Interest expense totaled $80,601 for the six months ended June 30, 2013, as compared to $78,463 for the six months ended June 30, 2012, an increase of $2,138, or 2.7%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the principal payments on those debts and obligations.

Provision for income taxes

For the six months ended June 30, 2013, we reported an income tax benefit of $258,516 compared to income tax expense of $133,004 for the six months ended June 30, 2012, an increase of $391,520 or 294.4%, which is the result of the decreased revenue and pre-tax net loss for the period.

Comparative financial information for the six months ended June 30:

	June 30, 2013	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2009

Revenues	$2,279,988	$5,269,659	$592,655	$1,604,066	$4,683,663
Cost of Revenues	2,015,278	3,819,717	1,158,193	1,194,782	2,215,132

Gross Profit (Loss)	264,710	1,449,942	(565,538)	409,284	2,468,531

Operating Expenses
General & Administrative Expenses	888,191	896,379	809,424	1,173,429	996,806
Depreciation	79,319	82,330	82,413	61,558	89,222

Total Operating Expenses	967,510	978,709	891,837	1,234,987	1,086,028

Income (Loss) from Operations	(702,800)	471,223	(1,457,375)	(825,703)	1,382,503

Other Income (Expense)	(66,671)	(67,241)	(88,053)	434,241	(46,459)

Income (Loss) Before Income Taxes	(769,471)	403,992	(1,545,428)	(391,462)	1,336,044

Provision for Income Taxes	(258,516)	133,004	(588,356)	(140,588)	492,534

Net Income (Loss)	$(510,955)	$270,988	$(957,072)	$(250,874)	$843,510

Capital Resources and Liquidity

As of June 30, 2013 we had $2,009,568 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations.  These outflows have been offset by the timely inflows of cash from our customers for sales that have been made.  We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4T.  Controls and Procedures

a)  Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2013 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

(b)  Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2013 as we implement our Sarbanes Oxley Act testing.

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

(b)           Reports of Form 8-K

None.

Item 7.    Up-dates and Clarifications to prior non-financial information

The Company currently carries 5 million U. S. Dollars ($5,000,000) in insurance. The company currently has 53 employees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY, CORP.

Date: August 14, 2013	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director

Date: August 14, 2013	By:	/s/ Amer Salhi
Amer Salhi Chief Financial Officer