Form 10-Q
period 2013-09-30
ENERGY & TECHNOLOGY CORP.
filed 2013-11-13
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition period from __________ to ___________.

ENERGY & TECHNOLOGY, CORP.
(Exact name of registrant as specified in Charter)

DELAWARE	333-143215	26-0198662
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Petroleum Towers, Suite 530
3639 Ambassador Caffery Blvd Lafayette, LA 70503
P.O. Box 52523
Lafayette, LA 70505
 (Address of Principal Executive Offices)

337- 984-2000
 (Issuer Telephone number)

337- 988-1777
Issuer Fax Number

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
Yes ☐  No ☒

According to the Company’s only transfer agent of record, Olde Monmouth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of November 04, 2013, is 169,186,117 shares of common stock.  The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

September 30, 2013

PART II—OTHER INFORMATION		22

Item 1	Legal Proceedings	22
Item 1A	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURE		23

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	2,527,513	$2,879,195
Accounts Receivable
Trade, Net	519,675	197,158
Other	18,824	16,324
Inventory	2,309,048	2,878,085
Prepaid Expenses	44,148	99,001
Deferred Tax Asset	1,026,836	875,441

Total Current Assets	6,446,044	6,945,204

Property and Equipment, Net
Held for Operations, Net	3,874,982	4,581,403
Held for Investment	1,165,016	1,095,583

Total Property and Equipment	5,039,998	5,676,986

Other Assets
Patent, net	400,602	422,191
Deposits	4,988	4,988
Other Assets	20,186	16,389

Total Other Assets	425,776	443,568

Total Assets	$11,911,818	$13,065,758

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets (Continued)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$443,083	$491,557
Accounts Payable	2,090,597	2,220,045
Accrued Payroll and Payroll Liabilities	51,689	62,348
Accrued Rent	1,900,000	1,787,500
Income Taxes Payable	34,502	41,342

Total Current Liabilities	4,519,871	4,602,792

Long-Term Liabilities
Notes Payable	57,500	405,422
Deferred Taxes Payable	652,759	811,025
Due to Affiliates	2,454,672	2,450,033

Total Long-Term Liabilities	3,164,931	3,666,480

Stockholders' Equity

Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-

Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,186,117 Shares Issued and Outstanding at September 30, 2013 and 169,144,950 at December 31, 2012, with 80,813,883 Shares unissued at September 30,2013 and 80,947,600 at December 31, 2012	169,186	169,145
Discount on Common Stock	(115,100)	(115,100)
Treasury Stock	(120,845)	-
Paid-In Capital	4,297,022	4,288,830
Retained Earnings	(3,247)	453,611

Total Stockholders' Equity	4,227,016	4,796,486

Total Liabilities and Stockholders' Equity	$11,911,818	$13,065,758

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$1,415,130	$1,447,967	$3,695,118	$6,717,626

Cost of Revenues
Materials and Supplies	223,538	387,396	1,040,756	2,843,397
Depreciation	202,733	171,645	608,640	514,937
Subcontract Labor	236,888	185,415	605,929	658,709
Labor and Related Costs	154,952	98,941	388,604	372,642
Insurance	71,102	38,088	170,948	93,314
Repairs and Maintenance	26,424	11,583	52,519	176,007
Other Costs	47,308	31,953	110,827	85,732

Total Cost of Revenues	962,945	925,021	2,978,223	4,744,738

Gross Profit	452,185	522,946	716,895	1,972,888

Operating Expenses
Salaries and Wages	136,230	118,518	381,802	361,643
Professional Services	40,667	51,772	318,375	237,658
Rent	63,773	61,481	162,501	182,088
Other	33,873	36,494	116,322	119,359
Depreciation	33,387	41,190	112,706	123,520
Travel, Lodging and Meals	21,821	26,755	79,896	74,408
Repairs and Maintenance	40,098	8,178	65,144	40,721
Office Supplies and Expenses	12,270	21,195	50,327	55,317
Utilities	14,456	25,370	41,248	78,068
Communications	12,038	11,760	33,409	36,341
Patent Amortization	7,196	7,196	21,589	21,589
Property Taxes	-	-	-	57,906

Total Operating Expenses	415,809	409,909	1,383,319	1,388,618

Income (Loss) from Operations	36,376	113,037	(666,424)	584,270

Other Income (Expense)
Gain (Loss) on Sale of Assets	70,000	-	70,000	-
Investment Income	(14,045)	12,218	(115)	23,440
Interest Expense	(43,732)	(38,276)	(124,333)	(116,739)

Total Other Income (Expense)	12,223	(26,058)	(54,448)	(93,299)

Income (Loss) Before Provision for Income Taxes	48,599	86,979	(720,872)	490,971

Provision for Income Taxes	(5,498)	26,427	(264,014)	159,431

Net Income (Loss)	$54,097	$60,552	$(456,858)	$331,540

Earnings (Loss) per Share - Basic	NM	NM	NM	NM

Earnings (Loss) per Share - Diluted	NM	NM	NM	NM

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Stock	Earnings	Equity
					-
Balance at January 1, 2012	169,052,400	$169,052	$(115,100)	$4,229,195		$807,587	$5,090,734

Bonus shares issued	92,550	93		5,090			$5,183

Net Loss	-	-	-	-	-	331,540	331,540

Balance at September 30, 2012	169,144,950	$169,145	$(115,100)	$4,234,285	$-	$1,139,127	$5,427,457

Balance at January 1, 2013	169,144,950	$169,145	$(115,100)	$4,288,830	$-	$453,611	$4,796,486

Shares buyback	-	-	-	-	(120,845)	-	$(120,845)

Bonus shares issued	41,167	41	-	8,192	-	-	$8,233

Net (Loss)	-	-	-	-	-	(456,858)	(456,858)

Balance at September 30, 2013	169,186,117	$169,186	$(115,100)	$4,297,022	$(120,845)	$(3,247)	$4,227,016

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$(456,858)	$331,540
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in)
Operating Activities
Depreciation	722,251	638,457
Amortization of Patent Costs	21,589	21,589
Deferred Income Taxes	(309,661)	159,431
Gain on Sale of Assets	(70,000)	-
Issuance of Stock	-	5,183
Changes in Assets and Liabilities
Trade Receivables	(322,517)	695,016
Other Receivables	(2,500)	(750)
Inventory	569,037	46,794
Prepaid Expenses	54,853	29,608
Accounts Payable	(129,448)	1,588,428
Accrued Payroll and Payroll Liabilities	(10,659)	(25,378)
Income Taxes Payable	(6,840)	(6,523)
Accrued Rent	112,500	112,500

Net Cash Provided by (Used in) Operating Activities	171,747	3,595,895

Cash Flows from Investing Activities
Other Assets	(3,797)	(10,237)
Proceeds from sale of assets	70,000	-
Purchase of Property and Equipment	(85,263)	(1,206,610)

Net Cash Used in Investing Activities	(19,060)	(1,216,847)

Cash Flows from Financing Activities
Borrowings from Affiliates	4,639	141,877
Purchase of Treasury Stock	(112,612)	-
Principal Repayments on Notes Payable	(396,396)	(178,342)

Net Cash (Used in) Provided by Financing Activities	(504,369)	(36,465)

Net Increase (Decrease) in Cash and Cash Equivalents	(351,682)	2,342,583

Cash and Cash Equivalents, Beginning of Year	2,879,195	943,894

Cash and Cash Equivalents, End of Year	$2,527,513	$3,286,477

Cash Paid During the Period for Interest	$9,967	$27,855

Cash Paid During the Period for Income Taxes	$45,647	$-

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

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.  Provisions for uncollectible amounts are determined based on management’s estimate of collectability.  Provisions for uncollectible amounts were $14,640 for the quarters ending September 30, 2013 and 2012, respectively.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2013 and at December 31, 2012, inventory consisted of pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. For the nine months ended September 30, 2013, three customers made up approximately 54% of the Company’s revenues, and two customers made up approximately 75% of the Company’s receivable balance at September 30, 2013.  For the nine months ended September 30, 2012, three customers made up approximately 57% of the Company’s revenues, and four customers made up approximately 89% of the Company’s receivable balance at September 30, 2012.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred. Advertising expense of $13,753 was recorded for the nine months ended September 30, 2013. For the nine months ended September 30, 2012 advertising expense was $2,865. Advertising is recorded as part of Other Operating Expenses.

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

Recent Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.”ASU No. 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning December 15, 2011, The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

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

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years. Amortization expense for the nine months ended September 30, 2013 and 2012 was $21,589 respectively.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Property and Equipment

	2013	2012

Buildings and Improvements	$3,042,385	$3,042,385
Equipment	5,623,448	5,747,749
Autos and Trucks	255,894	248,394
Office Furniture	25,175	17,751
	8,946,902	9,056,279
Less: Accumulated Depreciation	(5,071,920)	(4,474,876)
Total	$3,874,982	$4,581,403

Depreciation expense amounted to $721,346 and $638,457 for the nine months ended September 30, 2013 and 2012, respectively.

Note 5.   Notes Payable

Notes payable at September 30, 2013 and December 31, 2012 consist of the following:	2013	2012

Imperial Credit Corp, Insurance, $96,213 note dated October 15, 2012, due August 15, 2013 payable in monthly installments of $9,975, interest rate 7.95%, secured by insurance.	13,675	77,475

Regions Bank, $213,226 note dated October 15, 2010, due October 15, 2014, payable in monthly installments of $4,120, interest rate 5.98%, secured by equipment.	42,063	83,892

U.S. Bancorp, $340,990 note dated December 29, 2010 due December 29, 2014, payable in monthly installments of $6,585, interest rate 5.93%, secured by equipment.	86,724	145,899

U.S. Bancorp, $260,000 note dated May 17, 2011 due May 17, 2015, payable in monthly installments of $4,954, interest rate 5.4%, secured by equipment.	81,691	131,275

BMW Credit, $60,303 note dated November 18, 2011 due November 18, 2015, payable in monthly installments of $1,081, interest rate 2.9%, secured by vehicle.	21,846	32,048

Ally Bank, $23,968 note dated February 25, 2011 due February 25, 2016, payable in monthly installments of $463, interest rate 6.0%, secured by vehicle.	11,376	14,807

Wells Fargo Bank, $449,000 note dated October 18, 2012 due October 18, 2014, payable in monthly installments of $18,708, interest rate 0.0%, secured by vehicle.	243,208	411,583

Total	500,583	896,979

Less: Current Portion	443,083	491,557

Long-Term Portion	$57,500	$405,422

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Notes Payable (Continued)

Following are maturities of long-term debt at December 31, 2012:

Fiscal Year Ending

December 31,	Amount

2013	$95,161
2014	374,766
2015	30,656
Total	$500,583

Note 6.   Commitments

The Company leases office premises, operating facilities, and equipment under several operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.

Note 7.   Major Customers

For the nine months ended September 30, 2013, the Company had two customers which generated revenues in excess of10%of the Company’s total revenues.  Revenues for these three customers were approximately 50% of total revenues, and the total balance due from these two customers at September 30, 2013 was $246,932.

Note 8.   Related Party Transactions

Included in due to affiliates is $1,789,548 and $1,688,253 at September 30, 2013 and December 31, 2012, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $101,295 and $93,791 for the nine month periods ended September 30, 2013 and 2012, respectively.

Note 9.   Equity

The Company is authorized to issue 250,000 shares of common stock at a par value of $.001 per share.  The number of shares issued and outstanding are 169,186,117 and 169,144,950 as of September 30, 2013 and December 31, 2012 respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock.  As of September 30, 2013 and December 31, 2012, there were no shares issued and outstanding.

In 2012, the company issued a total of 92,550 shares of common stock valued at an average of $.645 a share to employees as compensation.

Note 10. Earnings per Share

The weighted average common shares outstanding amounted to 169,161,814 for the three months ended and 169,144,591 the nine months ended September 30, 2013, and 169,144,950 for the three months ended and nine months ended September 30, 2012, respectively.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2013 or December 31, 2012, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at September 30, 2013 and December 31, 2012, should not necessarily be considered to apply at subsequent dates.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Fair Value Disclosures (Continued)

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment.  The estimated fair values of the Company's financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,527,513	$2,527,513	$2,879,195	$2,879,195

Financial liabilities:
Notes Payable	$500,583	$500,583	$896,979	$896,979
Due to Affiliates	2,454,672	2,454,672	2,450,033	2,450,033
	$2,955,255	$2,955,255	$3,347,012	$3,347,012

Note 12. Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, “Subsequent Events”, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2013.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Increased Sales and Marketing Effort

Energy & Technology, Corp. has grown over the historical period without an aggressive marketing and sales effort. New business was generated from referrals, technical sessions given to oil and gas and industry related companies, the Company website, and through the use of a marketing company on a limited basis. . Recently, several new deep water well permits were issued in the Gulf of Mexico. As a result, ENGT has experienced significant new interest from major oil and gas companies - including site visits and evaluations - for its VisonArray™ deep water and critical well technologies, and ENGT Manufacturing facilities.   Currently, there are several employees whose duties are focused on sales, and one marketing and promotional activity director.  Management believes revenue can be greatly increased by expanding the Company's sales force.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2013, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2012 to September 30, 2013

At September 30, 2013, total assets amounted to $11,911,818 compared to $13,065,758 at December 31, 2012, a decrease of $1,153,940, or 8.83%.  The decrease is primarily due to a decrease in cash of $351,682, a decrease in inventory of $569,037, and a decrease of property and equipment held for operations of $706,421, partially offset by an increase in accounts receivable of $322,517, an increase in deferred tax asset of $151,395, and an increase in property held for investment of $69,433.

Our liabilities at September 30, 2013, totaled $7,684,802 compared to $8,269,272 at December 31, 2012, a decrease of $584,470, or 7.1%.  The decrease is primarily due to a decrease in accounts payable of $129,448, a decrease in notes payable of $396,396, and a decrease in deferred taxes payable of $158,266, partially offset by an increase in accrued rent of $112,500.

Total stockholder’s equity decreased from $4,796,486 at December 31, 2012, to $4,227,016 at September 30, 2013.  This decrease was due to our net loss for the nine months ended September 30, 2013 and our purchase of treasury stock in the year.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $2,527,513 at September 30, 2013, a decrease of $351,682 from the balance of $2,879,195 at December 31, 2012.  The decrease in cash and cash equivalents was primarily due to amounts used to reduce debt, partially offset by the cash generated from operating activities for the nine months ended September 30, 2013.

Inventory

Inventory consists primarily of pipe held for sale to our customers.  We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the nine months ended September 30, 2013 of $721,346.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the nine months ended September 30, 2013, our deferred tax asset has increased by $151,395. We have decreased our deferred income taxes by $158,266 due to the change in book and tax depreciation differences.

Accounts Payable

Accounts payable at September 30, 2013 totaled $2,090,597 compared to $2,220,045 at December 31, 2012, a decrease of $129,448. The decrease is primarily due to payments on pipe.

Discussion of Results of Operations for the Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Revenues

Our revenue for the three months ended September 30, 2013, was $1,415,130, compared to $1,447,967, for the three months ended September 30, 2012, a decrease of $32,837, or 2.3%.  The decrease is attributable primarily to a decrease in pipe sales.

The following table presents the composition of revenue for the three months ended September 30, 2013 and 2012:

	2013		2012		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Pipe and Other Equipment	$230,480	16.3%	$682,267	47.1%	$(451,787)
Inspection Fees	$620,042	43.8%	$437,075	30.2%	$182,967
Storage Fees	$229,311	16.2%	$129,220	8.9%	$100,091
Rebillable Income	$67,664	4.8%	$95,163	6.6%	$(27,499)
Manufacturing and Threadng	$267,633	18.9%	$104,242	7.2%	$163,391
Total Revenue	$1,415,130	100.0%	$1,447,967	100.0%	$(32,837)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended September 30, 2013, was $962,945, or 68.0% of revenues, compared to $925,021, or 63.9% of revenues, for the three months ended September 30, 2012.  The overall increase in our cost of revenue is primarily due to an increase in the cost of pipe. The increase in cost of revenue as a percentage of revenues was due to slightly lower margins.

The following table presents the composition of cost of revenue for the three months ended September 30, 2013 and 2012:

	2013		2012		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Materials and Supplies	223,538	23.2%	$387,396	41.9%	$(163,858)
Depreciation	202,733	21.1%	$171,645	18.6%	$31,088
Subcontract Labor	236,888	24.6%	$185,415	20.0%	$51,473
Labor and Related Costs	154,952	16.1%	$98,941	10.7%	$56,011
Insurance	71,102	7.4%	$38,088	4.1%	$33,014
Repairs and Maintenance	26,424	2.7%	$11,583	1.3%	$14,841
Other Costs	47,308	4.9%	$31,953	3.5%	$15,355
Total Cost of Revenues	$962,945	100.0%	$925,021	100.0%	$37,924

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended September 30, 2013, our operating expenses totaled $415,809 as compared to $409,909 in 2012, representing a decrease of $5,900, or 1.4%. The largest components of our operating expense for 2013 consists of salaries and wages, rent, repairs and maintenance, depreciation, and professional services. Salaries and wages for general and administrative personnel was $136,230 for the three months ended September 30, 2013, compared to $118,518 the three months ended September 30, 2012, an increase of $17,712, or 14.9%.

Rent expense totaled $63,773 for the three months ended September 30, 2013, as compared to $61,481 for the three months ended September 30, 2012, an increase of $2,292, or 3.7%.  Rent expense for both the three months ended September 30, 2013, and for the three months ended September 30, 2012, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Repairs and maintenance expense increased from $8,178 for the three months ended September 30, 2012, to $40,098 for the three months ended September 30, 2013, an increase of $31,920, or 390.3%.  The increase is primarily a result of logging expenses when incurred in the second and third quarters of 2013.

Professional services expense decreased from $51,772 for the three months ended September 30, 2012, to $40,667 for the three months ended September 30, 2013, a decrease of $11,105, or 21.4%.  The decrease is primarily a result of the timing of expenses we incurred in the second and third quarters of 2013.

Other operating expenses decreased from $36,494 at September 30, 2012 to $33,873 for the three months ended September 30, 2013, a decrease of $2,621 or 7.2%. Other operating expense consists primarily of taxes and licenses, training, advertising, dues and subscriptions.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other income, net, totaled $12,223 for the three months ended September 30, 2013, compared to other expenses, net, of $26,058, for the three months ended September 30, 2012, an increase of $38,281 or 146.9%.  Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to a loss of $14,045 for the three months ended September 30, 2013, compared to a gain of $12,218 for the three months ended September 30, 2012.

Interest expense totaled $43,732 for the three months ended September 30, 2013, as compared to $38,276 for the three months ended September 30, 2012, an increase of $5,456, or 14.3%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the three months ended September 30, 2013, we reported a deferred income tax expense of $5,498 compared to income tax expense of $26,427 for the three months ended September 30, 2012, a decrease of $31,925, or 120.8%.  The change was due to the net loss for the nine month period.

Discussion of Results of Operations for the Nine months ended September 30, 2013 compared to the Nine months Ended September 30, 2012

Revenues

Our revenue for the nine months ended September 30, 2013, was $3,695,118 compared to $6,717,626 for the nine months ended September 30, 2012, a decrease of $3,022,508, or 45.0%.  The decrease is primarily due to the decline in pipe sales and inspection services.

The following table presents the composition of revenue for the nine months ended September 30, 2013 and 2012:

	2013		2012
Revenue:	Dollars	Percentage	Dollars	Percentage
Inspection Fees	1,374,774	37.2%	$2,048,790	30.5%
Pipe and Other Equipment	1,045,485	28.3%	$3,548,782	52.8%
Manufacturing and Thread	652,687	17.7%	$179,906	2.7%
Storage Fees	357,692	9.7%	$626,456	9.3%
Rebillable Income	264,480	7.2%	$313,692	4.7%
Total Revenue	$3,695,118	100.0%	$6,717,626	100.0%

Cost of Revenue and Gross Profit

Our cost of revenue for the nine months ended September 30, 2013, was $2,978,223, or 80.6 % of revenues, compared to $4,744,738, or 70.6% of revenues, for the nine months ended September 30, 2012.  The overall decrease in our cost of revenue is primarily due to our decreased sales.  The increase in cost of revenue as a percentage of revenues was due to the fixed costs reported in cost of revenues.  Materials and supplies decreased $1,802,641 due to the decrease in pipe purchases. Subcontract labor costs decreased by $52,780, or 8.0%.  Labor and related costs increased by $15,962, or 4.3%.  These increases are primarily attributable to the increase in volume of inspection services.  The increase in depreciation expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily due to equipment purchases. Maintenance expense decreased by $123,488, or 70.2%, during this period.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2013 and 2012:

	2013		2012		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Materials and Supplies	1,040,756	34.9%	2,843,397	59.9%	(1,802,641)
Depreciation	608,640	20.4%	514,937	10.9%	93,703
Subcontract Labor	605,929	20.3%	658,709	13.9%	(52,780)
Labor and Related Costs	388,604	13.0%	372,642	7.9%	15,962
Insurance	170,948	5.7%	93,314	2.0%	77,634
Repairs and Maintenance	52,519	1.8%	176,007	3.7%	(123,488)
Other Costs	110,827	3.7%	85,732	1.8%	25,095
Total Cost of Revenue	$2,978,223	100.0%	$4,744,738	100.0%	$(1,766,515)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract, employ, and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the nine months ended September 30, 2013, our operating expenses totaled $1,383,319, as compared to $1,388,618 at September 30, 2012, representing a decrease of $5,299, or 0.4%.  The largest component of our operating expenses for 2013 consists of salaries and wages and professional services.  Salaries and wages for general and administrative personnel was $381,802 for the nine months ended September 30, 2013, compared to $361,643 for the nine months ended September 30, 2012, an increase of $20,159, or 5.6%.

Professional services expense increased from $237,658 for the nine months ended September 30, 2012, to $318,375 for the nine months ended September 30, 2013, an increase of $80,717, or 34.0%.  The increase is primarily a result of increased accounting, auditing, and legal fees relating to the settlement of a lawsuit regarding pipe, and the associated issues with reporting the transactions.

Rent expense totaled $162,501 for the nine months ended September 30, 2013, as compared to $182,088 for the nine months ended September 30, 2012. Rent expense pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Utilities expense decreased from $78,068 for the nine months ended September 30, 2012 to $41,248 for the nine months ended September 30, 2013, a decrease of $36,820 or 47.2%.  The decrease is primarily due to a reduction of utility expenses at the Houston facility.

Other Income and Expense

Other income and expense consists of investment income, gains or losses on sale of assets, and interest expense, respectively.  Investment loss, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $115 for the nine months ended September 30, 2013, compared to investment income of $23,440 for the nine months ended September 30, 2012.  The increase is due primarily to income from cash invested during the period.

Interest expense totaled $124,333 for the nine months ended September 30, 2013, as compared to $116,739 for the nine months ended September 30, 2012, an increase of $7,594, or 6.5%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties, and the increase relates to the principal payments on those debts and obligations.

Provision for income taxes

For the nine months ended September 30, 2013, we reported an income tax benefit of $264,014 compared to income tax expense of $159,431 for the nine months ended September 30, 2012, a decrease of $423,445 or 265.6%, which is the result of the decreased revenue and pre-tax net loss for the period.

Comparative financial information for the nine months ended September 30

	September 30, 2013	September 30, 2012	September 30, 2011	September 30, 2010	September 30, 2009

Revenues-Nine Mo. Ended September 30	$3,695,118	$6,717,626	$1,624,817	$2,084,957	$6,188,436
Cost of Revenues	2,978,223	4,744,738	1,885,632	2,060,343	2,981,794

Gross Profit	716,895	1,972,888	(260,815)	24,614	3,206,642

Operating Expenses
General & Administrative Expenses	1,266,997	1,265,098	1,189,374	1,612,229	1,480,022
Depreciation	116,322	123,520	123,755	115,505	131,606

Total Operating Expenses	1,383,319	1,388,618	1,313,129	1,727,734	1,611,628

Income (Loss) from Operations	(666,424)	584,270	(1,573,944)	(1,703,120)	1,595,014

Other Income (Expense)	(54,448)	(93,299)	408,790	400,573	(66,409)

Income (Loss) Before Income Taxes	(720,872)	490,971	(1,165,154)	(1,302,547)	1,528,605

Provision for Income Taxes	(264,014)	159,431	(493,754)	(430,478)	562,665

Net Income (Loss)	$(456,858)	$331,540	$(671,400)	$(872,069)	$965,940

Capital Resources and Liquidity

As of September 30, 2013 we had $2,527,513 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations.  These outflows have been offset by the timely inflows of cash from our customers for sales that have been made.  We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4T. Controls and Procedures

a) Evaluation of Disclosure Controls .Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter 2013 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We were recently served with a motion filed by a major Chinese supplier requesting the court for a Temporary Restraining Order against the Company regarding a contractual dispute; however, the court found that no wrong doing was committed by the Company in order to award the Temporary Restraining Order.  The court ruled in favor of the Company and denied the supplier its motion. The Chinese supplier sued again on the same basis previously denied by the Texas Court seeking damages arising out of an alleged conversion of property. Technical Industries, Inc. has moved to dismiss the claims, stating that the dispute needs to be part of an arbitration proceeding pending in Louisiana.   Technical Industries, Inc. feels the lawsuit is frivolous because the state court has already ruled in Technical Industries favor.

We recently filed a claim against a machine manufacturer and seller. This suit arises out of the purchase by Energy Technology Manufacturing & Threading, LLC ("ETMT") of equipment from the manufacturer. The machine is designated for use in ETMT's facility in Houston, Texas.  The claim arises out of defendant's delayed installation of equipment and the delivery of non-working equipment. The delay caused ETMT substantial damages as a result of lost revenues.

We were recently served with a motion from a local municipality seeking to cancel a March 1, 2005 lease between the municipality and Technical Industries, Inc. relating to property located at the Local Municipal Airport.  The thrust of the lease is that Technical Industries, Inc. does not conduct full time operations on the premises, and based on that the municipality seeks cancellation of the lease. Technical Industries, Inc. primarily uses the premises for storage of its equipment, and for conduct of jobs which become available from time to time.  Technical Industries, Inc. has been encountering frivolous claims orchestrated by a particular City councilman who previously claimed Technical Industries, Inc. had no insurance; accusations which turned out to be false for several years. The particular councilman’s motive is to take over the property for his personal use. Technical Industries, Inc. hopes to win this case again on the same basis. The operation of the facility is the sole concern of Technical Industries, Inc.

We recently filed a claim against Aspen Specialty Insurance Company and Evanston Insurance Company. These claims arise out of insurance policies secured by Technical from Evanston and Aspen. Technical Industries, Inc. filed an Answer, Counterclaim and Third Party Action in which it has asserted claims against both Aspen and Evanston arising out of their failure to meet their obligations under their respective insurance policies.  Thereafter, Aspen and Evanston funded a settlement of the underlying lawsuit.

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

The Company currently carries 6 million U. S. Dollars ($6,000,000) in insurance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY, CORP.

Date: November 8, 2013	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, and Director

Date: November 8, 2013	By:	/s/ Amer Salhi
Amer Salhi Chief Financial Officer