Form 10-K
period 2013-12-31
ENERGY & TECHNOLOGY CORP.
filed 2014-03-31
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:  $5,440,620.55.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2014 was $43,988,390 based on a $0.26 closing price for the Common Stock on February 21, 2014. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Number of the issuer’s Common Stock outstanding as of March 31, 2014: 169,186,117

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

Another component of our business consists of selling pipe and equipment used in exploration, drilling, and production of oil and gas.  The manufactured pipe and equipment is supplied to us by various steel mills in finished or unfinished form for us to process. Before the pipe and equipment is offered to our customers for sale, it must undergo further processing, such as blasting, threading, coating, and non-destructive testing inspection before being turned into a final product.  We mostly sell oilfield pipe and equipment that has passed inspection and meets or exceeds API (American Petroleum Institute) and/or customer specifications.

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

All of the pipe and equipment that enters our facilities are carefully documented and incorporated into our propriety inventory tracking system, which is accessible to customers on the World Wide Web. Through this system, the customer is able to obtain real-time storage and inspection information on his pipe and equipment that is located at our facilities.

We operate year-round, 24 hours a day, seven days a week when needed, and the number of employees has exceeded 200; however, due to the market slowdown and the BP accident in the Gulf of Mexico, the number of current employees is down to approximately 24.

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

We serve customers in Houston, Texas, Newfoundland, Canada, and Lafayette, Abbeville, Louisiana, the Rockies, and we plan on expanding to Saudi Arabia, Egypt, UAE, Mexico, and other parts of the World. Our customer base of over 50 accounts consists of oil companies, steel mills, material suppliers, drilling companies, material rental companies, and engineering companies. We handle regular projects and specialize in deep water projects including BP Crazy Horse, ExxonMobil Alabama Bay and ExxonMobil Grand Canyon, Sakhalin Island and Caspian Sea, Texas A&M University Ocean Explorer, and other projects.

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

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF GEORGE M. SFEIR. WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

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

WHILE NO CURRENT LAWSUITS ARE FILED AGAINST THE COMPANY, THE POSSIBILITY EXISTS THAT A CLAIM OF SOME KIND MAY BE MADE IN THE FUTURE.

The Company has resolved several lawsuits, including one labor dispute, and won a Chinese company oil rig case, and is involved in one lawsuit and the possibility exists that additional claims of some kind may be made in the future.  While we will work to insure high product quality and accuracy in all marketing and labeling, no assurance can be given that some claims for damages will not arise. While we plan to properly insure ourselves with standard product liability insurance, there can be no assurance that this insurance will be adequate to cover litigation expenses and any awards to plaintiffs.

The types of claims that could be made against the Company consists primarily of product liability claims associated with a failure of pipe stem and oil country tubular products used for exploration.  The Company maintains general liability insurance of $6,000,000, including a $4,000,000 umbrella policy.

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

We have constructed a similar facility in Abbeville, Louisiana on property leased from the City of Abbeville for a 25 year term plus another 25 year option at the same rate beginning in 2005 with payments that began on November 1, 2008. This facility consists of a building which houses the manufacturing, reclamation, testing, engineering, storage and maintenance and is expected to employ an additional 32 people. Both facilities provide excellent year-round pipe and equipment storage and maintenance services.

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

Quarter ended	Low Price	High Price
December 31, 2012	0.06	0.75
March 31, 2013	0.35	0.76
June 30, 2013	0.75	0.75
September 30, 2013	0.20	0.75
December 31, 2013	$0.30	$0.50

Holders

As of March 31, 2014 in accordance with our transfer agent, Olde Monmouth’s, records, we had 181 Common Stock holders not including CEDE & Co.

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

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.             SELECTED FINANCIAL DATA.

	2013	2012	2011	2010	2009

Revenues	$5,440,621	$7,124,671	$4,128,319	$3,392,298	$6,863,367
Cost of Revenues	3,399,892	5,596,893	3,788,365	2,686,998	3,815,256

Gross Profit Loss)	2,040,729	1,527,778	339,954	705,300	3,048,111

Operating Expenses
General & Administrative Expenses	1,967,862	1,737,819	1,693,847	2,846,900	2,110,989
Depreciation	382,031	164,835	164,839	78,097	189,082

Total Operating Expenses	2,349,893	1,902,654	1,858,686	2,924,997	2,300,071

Income (Loss) from Operations	(309,164)	(374,876)	(1,518,732)	(2,219,697)	748,040

Other Income (Expense)	(70,641)	(123,215)	907,193	(61,533)	(92,902)

Income (Loss) Before Income Taxes	(379,805)	(498,091)	(611,539)	(2,281,230)	655,138

Provision for Income Taxes	(132,668)	(144,115)	(366,036)	(758,685)	309,077

Net Income (Loss)	$(247,137)	$(353,976)	$(245,503)	$(1,522,545)	$346,061

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

We have a patented process which can help companies within the energy industry reach deep energy reserves other equipment cannot.

The following list highlights a few areas of opportunity to expand the Company's business:

Sales and marketing efforts: Although we have been impacted by the downturn in the national and global economies, we have grown over the historical period without an aggressive marketing and sales effort.  Currently, new business is generated from referrals, technical sessions given to oil & gas and energy related companies, a website and through the use of a marketing company on a limited basis.  To date, we have hired two in-house salespeople. Currently, their duties are focused on sales, marketing, and promotional activities for the Company. Management believes revenue can be increased by expanding the Company's sales force and forming a marketing department in order to increase our market share.

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

Geographic expansion in the domestic and international markets: We currently derive the majority of revenue from the Houston, Texas market, where many of our clients are based. There are several other markets that could be better served, such as in Louisiana where a new plant in Abbeville, Louisiana has been constructed in order to serve the deep wells in the Gulf of Mexico. This plant was ready for operations in 2008. Other expansions are being considered through the opening of additional full-service, local plants. Furthermore, we maintain relations with sales representatives in the Mexico, Saudi Arabia, Qatar, and Middle East markets that could be better utilized if we are able to locally serve customers. Lastly, we have Canadian customers that utilize our services on a limited basis, due to the high cost of shipping heavy pipes. To date, we have not had the capital or human resources to establish plants in these potential markets.

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

We have a customer base of over 150 accounts, and are continually expanding our customer base to increase revenue growth. Currently, we serve customers that are oil companies, steel mills, material suppliers, drilling companies, material rental companies and engineering companies. Our customer relationships average over ten years which provides us repeat business.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2013 and 2012, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2012 to December 31, 2013

At December 31, 2013, total assets amounted to $10,356,561 compared to $13,065,758 at December 31, 2012, a decrease of $2,709,197, or 20.7%.  The decrease is primarily due to a decrease in the Company’s cash of $1,004,008, a decrease in property and equipment held for investment of $1,095,583, and a decrease in inventory of $569,037.  These decreases were partially offset by an increase in accounts receivable of $832,603 and an increase in deferred tax asset of $86,995.

Our liabilities at December 31, 2013, totaled $5,919,824 compared to $8,269,272 at December 31, 2012, a decrease of $2,349,448, or 28.4%.  The decrease is primarily due to a decrease in due to affiliates of $1,758,098, a decrease in notes payable of $524,867, a decrease in accounts payable of $110,332, and a decrease in deferred taxes payable of $206,754.  These decreases were partially offset by an increase in income tax payable of $108,594.

Total stockholder’s equity decreased from $4,796,486 at December 31, 2012, to $4,436,737 at December 31, 2013.  This decrease was due to net loss generated for the year ended December 31, 2013 of $247,137 and by the purchase of the Company’s common stock held in Treasury Stock in the amount of $120,845.

Cash and Cash Equivalents

The Company’s cash decreased from $2,879,195 at December 31, 2012, to $1,875,187 at December 31, 2013. The decrease in cash and cash equivalents was primarily due to the Company’s decrease in amounts due to affiliates.

Inventory

We began purchasing pipe for sale to customers in late 2007.  This was an opportunity for us to expand our services to our customers.  Inventory of pipe at December 31, 2013 was $2,309,048 compared to $2,878,085 at December 31, 2012.  It is anticipated that the Company will continue its efforts to expand its sales of oilfield pipe.  This decrease is primarily attributable to pipe sales.

Property and Equipment

The decrease in property and equipment of $931,167 is primarily due to the transfer of investment property of $1,165,016 to re-pay affiliates, and the sale of equipment held for operations for $70,000, partially offset by depreciation of $956,774 at December 31, 2013.  In 2013, Property and Equipment held for investment was transferred for a reduction of Notes Payable, specifically Due to Affiliates, in the amount of $1,095,583.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the year ended December 31, 2013, our deferred tax asset associated with the net operating loss, federal contributions, capital loss carry-forwards, and general business credits has increased by $86,995 to a balance of $962,436 at December 31, 2013.  This balance includes a provision of $65,848 associated with certain net operating losses recognized at the state level for which there is not sufficient net income generated to fully offset the balance.

Accounts Payable

Accounts payable at December 31, 2013 totaled $2,109,713 compared to $2,220,045 at December 31, 2012, a decrease of $110,332.  This decrease is primarily attributable to the cost of a vendor’s pipe which was accrued as a liability when sold.

Common Stock Outstanding

On April 1, 2009, we entered into an agreement with American Interest, LLC and the Sfeir Family Trust whereby the two stockholders agreed to cancel 118,046,500 common shares and 47,053,500 common shares, respectively, for the consideration to be re-issued in the future.  In 2010, the Company re-issued 115,100,000 of those shares.  On December 30, 2009, we agreed to issue 3,850,000 shares of our common stock in exchange for the remaining balance due to a supplier of equipment to the Company, which totaled $3,935,217 at December 31, 2009.  Although the stock certificate was issued to the supplier on March 19, 2010, we considered the stock to be “paid but not issued” at December 31, 2009.  In 2011, the Company issued 256,900 shares to key managers and others who management felt were responsible for helping the company return to profitability. In 2012, the Company issued an additional 92,550 shares to key managers and others. In 2013, the Company issued an additional 41,167 shares to key managers and others in consideration for their help in returning the Company to profitability.

Discussion of Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Revenues

Our revenue for the year ended December 31, 2013, was $5,440,621 compared to $7,124,671 for the year ended December 31, 2012, a decrease of $1,684,050, or 23.6%.  The decrease is attributable primarily to the decrease in pipe sales of $2,470,451, and a decrease of storage fees which decreased $276,346 from $832,863 for the year ended December 31, 2012 to $556,517 for the year ended December 31, 2013.  This decrease was a result of the market’s correction for the recovery from the moratorium on deep water drilling in the Gulf of Mexico due the British Petroleum oil disaster and increased market competition. This decrease was accompanied by an increase of Inspection Fees which increased $368, 170 from $2,225,305 in 2012 to $2,593,475 for the year ended December 31, 2013.

The following table presents the composition of revenue for the year December 31, 2013 and 2012:

	2013		2012		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection Fees	$2,593,475	47.7%	$2,225,305	31.2%	$368,170
Pipe and Other Equipment Sales	$1,047,286	19.2%	$3,517,737	49.4%	$(2,470,451)
Storage Fees	$556,517	10.2%	$832,863	11.7%	$(276,346)
Rebillable Income	$298,373	5.5%	$548,766	7.7%	$(250,393)
Manufacturing and Threading	$944,968	17.4%		0.0%	$944,968
Total Revenue	$5,440,621	100.0%	$7,124,671	100.0%	$(1,684,050)

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2013, was $3,399,892, or 62.5% of revenues, compared to $5,596,893, or 78.6% of revenues, for the year ended December 31, 2012.  The overall decrease in our cost of revenue is primarily due to the decrease in materials and supplies and repairs and maintenance costs due to the decrease in storage fees and pipe sales.  The primary reason for the decrease in cost of sales as a percentage of revenues was due to the increase in inspection fees in relation to the amount of fixed costs included in our cost of revenue, such as depreciation on equipment and facilities, and insurance.  Additionally, pipe is sold at a lower margin in relation to our service revenues.

The following table presents the composition of cost of revenue for the year ended December 31, 2013 and 2012:

	2013		2012		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Labor and Related Costs	$482,575	14.2%	$458,927	8.2%	$23,648
Materials and Supplies	1,092,858	32.1%	3,084,066	55.1%	$(1,991,208)
Subcontract Labor	823,462	24.2%	817,867	14.6%	$5,595
Depreciation and Amortization	603,529	17.8%	704,089	12.6%	$(100,560)
Repairs and Maintenance	77,860	2.3%	216,126	3.9%	$(138,266)
Insurance	194,402	5.7%	151,028	2.7%	$43,374
Other Costs	125,206	3.7%	164,790	2.9%	$(39,584)
Total Cost of Revenues	$3,399,892	100.0%	$5,596,893	100.0%	$(2,197,001)

We have utilized the services of subcontractors to assist us as needed to provide timely and quality service to our customers.  We will continue our efforts to attract employees and retain qualified individuals to serve the needs of our customers.  The decrease in depreciation expense was the result of disposal of equipment through a sale and assets being fully depreciated.  The decrease in other materials and supplies is due primarily to the decrease in sales of pipe.

Operating Expenses

For the year ended December 31, 2013, our operating expenses totaled $2,349,893, as compared to $1,902,654 in 2012, representing an increase of $447,239, or 23.5%.  The largest component of our operating expenses for 2013 consists of salaries and wages, professional fees, rent, depreciation, and other costs.  Salaries and wages for general and administrative personnel was $517,622 for the year ended December 31, 2013, compared to $555,427 for the year ended December 31, 2012, a decrease of $37,805, or 6.8%.  The decrease is attributable to the decrease in administrative pay pertaining to pipe sales.

Professional services expense increased from $280,621 for the year ended December 31, 2012, to $411,509 for the year ended December 31, 2013, an increase of $130,888, or 46.6%.  The increase is primarily a result of an increase in attorney fees resulting from resolved legal matters and the application for the Houston facility free trade zone.

Rent expense totaled $247,437 for the year ended December 31, 2013, as compared to $244,131 for the year ended December 31, 2012, an increase of $3,306, or 1.4%.  Rent expense for both the year ended December 31, 2013, and for the year ended December 31, 2012, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Other Income and Expense

Other income and expense consists of investment income, gain or loss on sale of assets, and interest expense.  For the year ended December 31, 2013, other expense, net of other income, totaled $70,641, as compared to other income, net of other expense, of $123,215 for the year ended December 31, 2012.  The decrease is attributable primarily to the sale of a company asset resulting in a gain.

Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $19,465 for the year ended December 31, 2013, compared to investment income of $31,758 for the year ended December 31, 2012. For the year ended December 31, 2013, investment income consisted primarily of interest income of $19,524 and dividend income of $991.  At December 31, 2013, the investment account consisted solely of cash equivalents.

Interest expense totaled $160,106 for the year ended December 31, 2013, as compared to $154,973 for the year ended December 31, 2012, an increase of $5,133, or 3.3%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the year ended December 31, 2013, we reported an income tax benefit of $132,668 , compared to an income tax benefit of $144,115 for the year ended December 31, 2012, a decrease of $11,447, or 7.9%, which was attributable to the reduced net loss for the year.

Capital Resources and Liquidity

At December 31, 2013, we had $1,875,187 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with continued operations.  Cash outflows for investing purposes have consisted primarily of the acquisition of equipment and other technology to better serve our customers.  Most of the costs of those acquisitions have been offset by the sale of excess equipment.  Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance which relates to deconsolidation events. Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate.  This guidance was effective for the fiscal year ending December 31, 2013 and did not have a significant impact on the Company’s financial statements.

In December 2011, The FASB issued authoritative guidance to provide enhanced disclosures in the financial statements about offsetting and netting arrangements.  The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement.  This guidance was issued to facilitate comparison between financial statements prepared on a U.S. GAAP and IFRS reporting. The new guidance was effective January 1, 2013 and did not have a significant impact on the Company’s financial statements.

On January 1, 2012, the Company adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provided guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation process and the sensitivity of the fair value to changes in unobservable inputs. Adoption of the new guidance did not have a material impact on our financial statements.

In July 2013, FASB issued authoritative guidance on Derivatives and Hedging, providing guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate. The guidance was issued as a direct result of the financial crisis in 2008 as the exposure to and the demand for hedging the Fed Fund rate has increased significantly. The new guidance was effective July 17, 2013, and did not have a significant impact on the Company’s financial statements.

In July 2013, guidance was issued on Topic 740, Income Taxes. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward with some exceptions. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The new guidance will be for fiscal years, and interim periods within those years, beginning after December 15, 2013. This guidance is not expected to have a significant impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ENERGY & TECHNOLOGY, CORP.

Financial Statements

December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Energy & Technology, Corp
Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of Energy & Technology, Corp (the “Company”) and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years ended December 31 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presented fairly, in all material respects, the consolidated financial position of Energy and Technology, Corp. and subsidiaries as of December 31, 2012 and 2013, and the results of its operations and its cash flows for the two years ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and 2012, included in the Form 10-K and according, we do not express an opinion thereon.

/s/ The Hall Group, CPAs
Dallas, Texas
March 31, 2014

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
December 31, 2013 and 2012
	2013	2012

Assets
Current Assets
Cash and Cash Equivalents	$1,875,187	$2,879,195
Accounts Receivable
Trade, Net	1,029,761	197,158
Other	73,800	16,324
Inventory	2,309,048	2,878,085
Prepaid Expenses	37,173	99,001
Deferred Tax Asset	962,436	875,441

Total Current Assets	6,287,405	6,945,204

Property and Equipment, Net
Held for Operations, Net	3,650,236	4,581,403
Held for Investment	0	1,095,583

Total Property & Equipment	3,650,236	5,676,986

Other Assets
Patent, net	409,539	422,191
Deposits	4,988	4,988
Other Assets	4,393	16,389

Total Other Assets	418,920	443,568

Total Assets	$10,356,561	$13,065,758

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012

Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$364,046	$491,557
Accounts Payable	2,109,713	2,220,045
Accrued Payroll and Payroll Liabilities	54,357	62,348
Accrued Rent	1,937,500	1,787,500
Income Taxes Payable	149,936	41,342

Total Current Liabilities	4,615,552	4,602,792

Long-Term Liabilities
Notes Payable	8,066	405,422
Deferred Taxes Payable	604,271	811,025
Due to Affiliates	691,935	2,450,033

Total Long-Term Liabilities	1,304,272	3,666,480

Total Liabilities	5,919,824	8,269,272

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,186,117
Shares and 169,144,950 shares Issued and Outstanding at December 31,
2013, and 2012, respectively, with 80,813,883 Shares and
80,855,050 Shares unissued at December 31, 2013, and 2012, respectively	169,186	169,145
Discount on Common Stock	(115,100)	(115,100)
Treasury Stock	(120,845)
Paid-In Capital	4,297,022	4,288,830
Retained Earnings	206,474	453,611

Total Stockholders' Equity	4,436,737	4,796,486

Total Liabilities and Stockholders' Equity	$10,356,561	$13,065,758

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and 2012

	2013		2012

Revenues		$5,440,621		$7,124,671
Cost of Revenues
Materials and Supplies		1,092,858		3,084,066
Subcontract Labor		823,462		817,867
Depreciation		574,743		704,089
Labor and Related Costs		482,575		458,927
Repairs and Maintenance		77,860		216,126
Insurance		194,402		151,028
Other Costs		125,206		136,004
Patent Amortization		28,786		28,786

Total Cost of Revenues		3,399,892		5,596,893

Gross Profit		2,040,729		1,527,778

Operating Expenses
Salaries and Wages		517,622		555,427
Other		309,843		305,621
Professional Services		411,509		280,621
Rent		247,437		244,131
Depreciation		382,031		164,835
Travel, Lodging and Meals		95,012		93,824
Utilities		64,585		88,265
Office Supplies and Expenses		82,397		74,344
Repairs and Maintenance		181,648		48,097
Communications		43,781		47,489
Bad Debts		14,028		-

Total Operating Expenses		2,349,893		1,902,654

Loss from Operations		(309,164)		(374,876)

Other Income (Expense)
Gain (Loss) on Sale of Assets		70,000		-
Investment Income (Expense)		19,465		31,758
Interest Expense		(160,106)		(154,973)

Total Other Income (Expense)		(70,641)		(123,215)

Loss Before Provision for Income Taxes		(379,805)		(498,091)

Benefit for Income Taxes		(132,668)		(144,115)

Loss		$(247,137)		$(353,976)

Loss per Share - Basic	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2013 and 2012

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Stock	Earnings	Equity

Balance at January 1, 2012	169,052,400	$169,052	$(115,100)	$4,229,195	$-	$807,587	$5,090,734

Bonus shares issued	92,550	93	-	59,635	-	-	$59,728

Net (Loss)	-	-	-	-	-	(353,976)	$(353,976)

Balance at December 31, 2012	169,144,950	$169,145	$(115,100)	$4,288,830		$453,611	$4,796,486

Balance at January 1, 2013	169,144,950	$169,145	$(115,100)	$4,288,830		$453,611	$4,796,486

Share buyback	-	-	-	-	(120,845)		$(120,845)

Bonus shares issued	41,167	41	-	8,192		-	$8,233

Net (Loss)	-	-	-	-		(247,137)	$(247,137)

Balance at December 31, 2013	169,186,117	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities
Net Loss	$(247,137)	$(353,976)
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Bad Debts	14,028
Depreciation	956,774	868,924
Amortization of Patent Costs	28,786	28,786
Gain Loss on sale of asset	(70,000)
Deferred Income Taxes	(293,749)	(163,483)
Issuance of Stock as Bonus	8,233	59,728
Changes in Assets and Liabilities
Trade Receivables	(846,631)	703,667
Other Receivables		(750)
Inventory	569,037	63,067
Prepaid Expenses	61,828	(48,005)
Accounts Payable	(110,332)	1,849,646
Customer Deposits	-	-
Accrued Payroll and Payroll Liabilities	(7,991)	930
Income Taxes Payable	108,594	12,846
Accrued Rent	150,000	150,000

Net Cash Provided by Operating Activities	321,440	3,171,380

Cash Flows from Investing Activities
Decrease in Other Assets	(61,614)	(9,491)
Sale of Property and Equipment	70,000
Purchase of Property and Equipment	(25,607)	(1,604,839)

Net Cash Provided by (Used in) Investing Activities	(17,221)	(1,614,330)

Cash Flows from Financing Activities
Purchase of Treasury Stock	(120,845)	-
Borrowings (Principal Repayments) to Affiliates	(662,515)	125,056
Borrowings (Principal Repayments) on Notes Payable	(524,867)	253,195

Net Cash Provided by (Used in) Financing Activities	(1,308,227)	378,251

Net Increase (Decrease) in Cash and Cash Equivalents	(1,004,008)	1,935,301

Cash and Cash Equivalents, Beginning of Year	2,879,195	943,894

Cash and Cash Equivalents, End of Year	$1,875,187	$2,879,195

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$25,045	$29,917

Cash Paid During the Period for Income Taxes	$46,306	$29,915

Stock Issued for Services	$8,233	$59,728

Non-Cash Investing and Financing Activity
Transfer of Property for Reduction of Notes Payable	$1,095,583	$-

ENERGY &TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.   Organization

Energy and Technology, Corp. (the Company) was formed November 29, 2006 under the laws of the State of Delaware in order to acquire and to take over the assets and business of Technical Industries, Inc. (TII).  On that date, the Company issued 125,000,000 shares of common stock to American Interest, LLC, in exchange for founder services rendered.  The fair value of these services was considered immaterial, and no amounts were recognized in the financial statements.  At the time the shares were issued to American Interest, LLC, the Company had no assets, operations, or cash flows.  As such, the stock had no value at the time the Company was established.  The par value was arbitrarily established in order to comply with the State of Delaware laws.  In order to reflect the par value of the shares issued, the Company recognized a discount on capital stock as a contra-equity account within the equity section of the consolidated balance sheets.

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

Revenue Recognition
Revenue for inspection services is recognized upon completion of the services rendered.  Revenue for the sales of pipe is recognized when pipe is delivered and the customer takes ownership and assumes the risks of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and d) the sales price is fixed or determinable.

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts
The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $9,035 and $14,640 for the years ended December 31, 2013 and 2012 respectively.

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2013 and 2012, inventory consisted of pipe available for sale.

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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At December 31, 2013, the balance due from three customers represented 81% of receivables, and sales to two customers represented 57% of revenues for the year ended December 31, 2013

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred. Advertising expense was $34,455 and $8,524, for the year ended December 31, 2013 and 2012, respectively.

Cash Flows
For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Income Taxes
Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to change in tax rates and laws.

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

In December 2011, The FASB issued authoritative guidance to provide enhanced disclosures in the financial statements about offsetting and netting arrangements.  The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement.  This guidance was issued to facilitate comparison between financial statements prepared on a U.S. GAAP and IFRS reporting. The new guidance was effective January 1, 2013 and did not have a significant impact on the Company’s financial statements.

On January 1, 2012, the Company adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provided guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation process and the sensitivity of the fair value to changes in unobservable inputs. Adoption of the new guidance did not have a material impact on our financial statements.

In July 2013, FASB issued authoritative guidance on Derivatives and Hedging, providing guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item’s fair value or a hedged transaction’s cash flows attributable to changes in the designated benchmark interest rate. The guidance was issued as a direct result of the financial crisis in 2008 as the exposure to and the demand for hedging the Fed Fund rate has increased significantly. The new guidance was effective July 17, 2013, and did not have a significant impact on the Company’s financial statements.

In July 2013, guidance was issued on Topic 740, Income Taxes. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward with some exceptions. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The new guidance will be for fiscal years, and interim periods within those years, beginning after December 15, 2013. This guidance is not expected to have a significant impact on the Company’s financial statements.

Comprehensive Income
The Company had no components of comprehensive income. Therefore, net income (loss) equals comprehensive income (loss) for the periods presented.

Note 3.   Patent

On September 4, 2007, the Company’s chief executive officer was awarded a patent from the United States Patent and Trademark Office pertaining to his development of specialized testing procedures for tubing casing, line pipe, and expandable liners utilized by oil-exploration companies which was subsequently transferred to the Company.

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years. Amortization expense for 2013 and 2012 was $28,786 and $28,786, respectively. Estimated amortization expense for each of the ensuring years through December 31, 2017 is $28,786 per year.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property and Equipment

	2013	2012

Buildings and Improvements	$3,042,385	$3,042,385
Equipment	5,626,649	5,747,749
Autos and Trucks	255,894	248,394
Office Furniture	32,657	17,751
	8,957,585	9,056,279
Less: Accumulated Depreciation	-5,307,349	-4,474,876
Total	$3,650,236	$4,581,403

Depreciation expense amounted to $956,774.36 and $868,924 for the period ended December 31, 2013 and 2012, respectively.

During 2013, Property and Equipment held for investment was transferred for a reduction of Notes Payable, specifically Due to Affiliates, in the amount of $1,095,583.

Note 5.   Related Party Transactions

Included in due to affiliates at December 31, 2013 and 2012, is $691,934.86 and $2,450,033 respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $135,060 and $125,056 for the years ended December 31, 2013 and 2012, respectively.

Note 6.   Notes Payable

Notes payable at December 31, 2013 and December 31, 2012 consist of the following:

	2013	2012
Imperial Credit Corp, Insurance, $96,213 note dated October 15, 2012, due August 15, 2013 payable in monthly installments of $9,975, interest rate 7.95%, secured by insurance.	-	77,475

Regions Bank, $213,226 note dated October 15, 2010, due October 15, 2014, payable in monthly installments of $4,120, interest rate 5.98%, secured by equipment.	27,241	83,892

U.S. Bancorp, $340,990 note dated December 29, 2010 due December 29, 2014, payable in monthly installments of $6,585, interest rate 5.93%, secured by equipment.	66,554	145,899

U.S. Bancorp, $260,000 note dated May 17, 2011 due May 17, 2015, payable in monthly installments of $4,954, interest rate 5.4%, secured by equipment.	63,525	131,275

BMW Credit, $60,303 note dated November 18, 2011 due November 18, 2015, payable in monthly installments of $1,081, interest rate 2.9%, secured by vehicle.	18,312	32,048

Ally Bank, $23,968 note dated February 25, 2011 due February 25, 2016, payable in monthly installments of $463, interest rate 6.0%, secured by vehicle.	9,397	14,807

Wells Fargo Bank, $449,000 note dated October 18, 2012 due October 18, 2014, payable in monthly installments of $18,708, interest rate 0.0%, secured by equipment.	187,083	411,583

Total	372,112	896,979
Less: Current Portion	364,046	491,557
Long-Term Portion	$8,066	$405,422

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Notes Payable (Continued)

Following are maturities of long-term debt at December 31, 2013:

Fiscal Year Ending
December 31,	Amount

2014	$364,046
2015	8,066

Total	$372,112

Note 7.   Income Taxes

The provision for income taxes for 2013 and 2012 consists of the following:
	2013	2012
Curent Tax Expense	$161,081	$19,368

Deferred Tax (Benefit) Expense
Federal	(267,767)	(147,316)
State	(25,982)	(16,167)

Total Benefit for Income Taxes	$(132,668)	$(144,115)

A reconciliation of income tax expense at the federal statutory rate to the Company’s actual income tax expense at December 31, 2013 and 2012 follows:

	2013	2012
Tax Benefit Provsion at Expected
Federal Statutory Rate of 34%	$(293,749)	$(163,483)

Deferred State Taxes and Adjustment
of State Income Tax Allocation	161081	19,368

Income Tax (Benefit) Expense	$(132,668)	$(144,115)

The deferred tax asset and deferred tax liability comprised the following at December 31, 2013 and 2012:

	2013	2012
Deferred Tax Asset- Net Operating	$962,436	$875,441
Loss Carryforwards

Deferred Tax Liability- Fixed Assets
(Excess Depreciation)	(604,271)	(811,025)

Net Deferred Tax Asset (Liability)	$358,165	$64,416

Note 8.    Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 169,186,117 and 169,144,950 as of December 31, 2013 and December 31, 2012 respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock.  As of December 31, 2013 and December 31, 2012, there were no shares issued and outstanding.

In 2013, the company issued a total of 41,167 shares of common stock valued at an average of $0.199 a share to employees as compensation.

Note 9.   Earnings per Share

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.    Earnings per Share (Continued)

There were no potentially dilutive common stock equivalents as of December 31, 2013, therefore basic earnings per share equals diluted earnings per share for the year ended December 31, 2013.  As the Company incurred a net loss during the year ended December 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the year ended December 31, 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 169,149,947 and 169,087,296 for the years ended December 31, 2013 and 2012, respectively.

Note 10. Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.  Rent expense for the year ended December 31, 2013 and 2012 was $247,437 and $244,131, respectively.

Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 2013 are as follows:

2014	$6,000
2015	6,000
2016	6,000
2017	6,000
2018	6,000
Thereafter	70,500

Total	$100,500

Note 11. Litigation and Contingent Liabilities

The Company is currently involved in litigation with a supplier regarding a contract agreement for the Company to serve as a distributor for the suppliers products.  The Company has recorded a liability of $2,003,037 for net proceeds due the supplier from sales of its product.

Note 12. Major Customers

For the year ended December 31, 2013, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these two customers were approximately 57% of total revenues, and total balance due from these two customers at December 31, 2013 was $802,583.  For the year ended December 31, 2012, the Company had two customers for which revenue generated from the customer amounted to approximately 52% of the Company’s total revenue.  At December 31, 2013, these customers had a trade receivable balance of $134,493.

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

The result of these techniques are highly sensitive to the assumptions used, such as those concerning appropriate discount rates and estimates of future cash flows, which require considerable judgment. Accordingly, estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current settlement of the underlying financial instruments. ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. These disclosures should not be interpreted as representing an aggregate measure of the underlying value of the Company.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Estimated Fair Value of Financial Instruments (Continued)

	December 31,
	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash	$1,875,187	$1,875,187	$2,879,195	$2,879,195

Financial Liabilities
Notes Payable	$372,112	$372,112	$896,979	$896,979
Due to affiliates	$691,935	$691,935	$2,450,033	$2,450,033

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

Note 14. Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2013.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the Company’s disclosure controls and procedures.  As defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including Certifying Officers, to allow timely decisions regarding required disclosure.  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.  Based on that evaluation and the criteria set forth in the COSO Report, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s and their respective ages as of December 31, 2013 are as follows:

NAME	AGE	POSITION

George Sfeir	57	President, Chief Executive Officer and Director
Amer Salhi	29	Chief Financial Officer and Secretary
Edmund J. Baudoin, Jr.	58	Treasurer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

George M. Sfeir is a 1972 graduate of Saint George College (Lebanon) and the University of Louisiana at Lafayette, Louisiana in general & legal studies.  He has worked in the oil and gas industry since May 1972.  He has worked for companies throughout the Middle East, North and South America, and Africa doing inspections on oil and gas fields.  Mr. Sfeir is fluent in English, French, Arabic, Spanish, and Italian.  Mr. Sfeir has worked with Technical Industries, Inc. as a consultant since January of 1980 and as CEO since 1998.

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

Amer Salhi was born in The Kingdom of Saudi Arabia. He attended Hashemite University of the Kingdom of Jordan 2002 to 2006, and received his Bachelor’s degree in Business Administration. Following graduation, Mr. Salhi enrolled at the Southeastern Louisiana University in Hammond Louisiana and received his MBA minor in accounting in December 2009. Mr. Salhi joined Energy & Technology, Corp. October of 2010, where he served in the capacity as Accountant. He was appointed C.F.O and Secretary of the company on April 12, 2011. Amer Salhi resigned his post, for personal reasons, after the completion of the audit and George M. Sfeir has filled his position.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

Current Issues and Future Management Expectations

Our audit committee includes: Lindsey Sonnier (CPA, MS), Michael Crochet (independent financial auditor),Wayne Hall (independent CPA), and Nivine Mahdi (Finance).

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2013.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to Form 10-K filed on March 30, 2009.

ITEM 11.          EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2013 and 2012. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2013, and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

						Non-Equity
				Stock	Option Option	Incentive Plan	Non-Qualified Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
George Sfeir, President, Chief Executive Officer	2013	92,800	0	0	0	0	0	0	92,800
and Director	2012	0	0	0	0	0	0	0	0

Amer Salhi,	2013	52,400	300	0	0	0	0	0	52,700
Chief Financial Officer and Secretary	2012	42,306	1,800	0	0	0	0	0	44,106

Edmund J. Baudoin, Jr.,	2013	59,544	416	0	0	0	0	0	59,960
Treasurer	2012	58,080	1,800	0	0	0	0	0	59,080

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2013.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2013 by the executive officer named in the Summary Compensation Table.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2013 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class (1)

Common Stock	American Interest, LLC (2)	149,146,255	88.2%
Restricted	Petroleum Towers, Suite 530
	P.O. Box 52523
	Lafayette, LA 70505

Common Stock	Sfeir Family Trust (2)	13,732,500	8.1%
Restricted	Petroleum Towers, Suite 530
	P.O. Box 52523
	Lafayette, LA 70505

Common Stock	Edmund J. Baudoin, Jr.	3,000	Less than 1%
Restricted	Petroleum Towers, Suite 530
	P.O. Box 52523
	Lafayette, LA 70505

Common Stock	Amer T. Salhi	3,500	Less than 1%
Restricted	Petroleum Towers, Suite 530
	P.O. Box 52523
	Lafayette, LA 70505

Common Stock	George Sfeir	5,000	Less than 1%
Restricted	Petroleum Towers, Suite 530
	P.O. Box 52523
	Lafayette, LA 70505

Common Stock	All executive officers	11,500	Less than 1%
Restricted	and directors as a group

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

On July 11, 2013, the Company issued 41,167 shares as bonuses to employees and compensation to supporters for services rendered.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2013 and 2012, for the reviews of the financial statements included in our reports on Form 10-Q, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.  Audit fees pertaining to services provided to the Company for the fiscal years ended December 31, 2013 and 2012, amount to $42,781 and $46,046, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

Our audit committee, which includes: Lindsey Sonnier (CPA, MS), Michael Crochet (independent financial auditor), Wayne Hall (independent CPA) and Nivine Mahdi (Finance) and our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

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

ENERGY & TECHNOLOGY CORP.

Dated: April 14, 2011

By:	/s/ George M. Sfeir
George M. Sfeir, President, Chief Executive Officer,

By:	/s/ Amer T. Salhi
Amer T. Salhi, Chief Financial Officer, Secretary

By:	/s/ Edmund J. Baudoin, Jr.
Edmund J. Baudoin, Jr. Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	March 28, 2014
George M. Sfeir	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Signature	Title	Date

/s/ Amer Salhi	Chief Financial Officer,	March 28, 2014
Amer T. Salhi	Secretary