Form 10-Q
period 2014-03-31
ENERGY & TECHNOLOGY CORP.
filed 2014-05-16
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q

(Mark One)
☒ QAURTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

According to the Company’s only transfer agent of record, Olde Monmoth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of March 31, 2014, is 169,165,841 shares of common stock. The company has issued no stock since that date.

  ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

March 31, 2014

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Control and Procedures	17

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Risk Factors	18
Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 4.	Defaults Upon Senior Securities	18
Item 5.	Submission of Matters to a Vote of Security Holders	18
Item 6.	Other Information	18
Item 7.	Exhibits and Reports on Form 8-K	18

SIGNATURE

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Energy & Technology, Corp. (the “Company”) and our subsidiaries, Technical Industries, Inc. (TII), Energy Pipe, LLC (EP), (a variable interest entity), and Energy Technology Manufacturing & Threading, LLC (ETMT), (a variable interest entity), that are subject to risks and uncertainties. Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts. Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made.  The Company, Technical Industries, Inc. (TII), Energy Pipe, LLC (EP), and Energy Technology Manufacturing & Threading, LLC (ETMT), (sometimes referred to herein on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

PART I.  Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$1,660,529	$1,875,187
Accounts Receivable
Trade, Net	499,882	1,029,761
Other	99,129	73,800
Inventory	2,155,694	2,309,048
Prepaid Expenses	119,410	37,173
Deferred Tax Asset	1,073,066	962,436

Total Current Assets	5,607,711	6,287,405

Property and Equipment, Net
Held for Operations, Net	3,428,086	3,650,236
Held for Investment	-	-

Total Property & Equipment	3,428,086	3,650,236

Other Assets
Patent, net	406,371	409,539
Deposits	4,988	4,988
Other Assets	5,770	4,393

Total Other Assets	417,129	418,920

Total Assets	$9,452,925	$10,356,561

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$345,250	$364,046
Accounts Payable	2,094,471	2,109,713
Accrued Payroll and Payroll Liabilities	32,807	54,357
Accrued Rent	1,975,000	1,937,500
Income Taxes Payable	40,421	149,936

Total Current Liabilities	4,487,949	4,615,552

Long-Term Liabilities
Notes Payable	3,195	8,066
Deferred Taxes Payable	541,194	604,271
Due to Affiliates	394,809	691,935

Total Long-Term Liabilities	939,198	1,304,272

Total Liabilities	5,427,147	5,919,824

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,165,841 Shares Issued and Outstanding at March 31, 2014 and December 31, 2013, With 80,834,159 and 80,813,883 Shares unissued at March 31, 2014 and December 31, 2013	169,186	169,186
Discount on Common Stock	(115,100)	(115,100)
Treasury Stock	(120,845)	(120,845)
Paid-In Capital	4,297,022	4,297,022
Retained Earnings	(204,485)	206,474

Total Stockholders' Equity	4,025,778	4,436,737

Total Liabilities and Stockholders' Equity	$9,452,925	$10,356,561

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2014 and March 31, 2013
	Three Months Ended
	March 31,		March 31,
	2014		2013

Revenues		$952,211		$960,675
Cost of Revenues
Materials and Supplies		172,929		535,853
Subcontract Labor		195,008		161,737
Depreciation		191,428		203,174
Labor and Related Costs		120,704		101,555
Repairs and Maintenance		14,336		10,057
Insurance		45,531		56,272
Other Costs		186,695		25,931
Patent Amortization		7,196		7,196

Total Cost of Revenues		933,827		1,101,775

Gross Profit		18,384		(141,100)

Operating Expenses
Salaries and Wages		129,076		108,564
Other		94,464		62,828
Professional Services		88,750		207,043
Rent		9,120		49,780
Depreciation		30,509		41,019
Travel, Lodging and Meals		38,116		29,023
Utilities		20,987		12,936
Office Supplies and Expenses		29,883		26,696
Repairs and Maintenance		24,935		-
Communications		10,204		11,045
Bad Debts		114,673		-

Total Operating Expenses		590,717		548,934

Loss from Operations		(572,333)		(690,034)

Other Income (Expense)
Gain (Loss) on Sale of Assets		(214)		-
Investment Income (Expense)		5,202		7,407
Interest Expense		(17,321)		(40,501)

Total Other Income (Expense)		(12,333)		(33,094)

Loss Before Provision for Income Taxes		(584,666)		(723,128)

Benefit for Income Taxes		(173,707)		(238,909)

Loss		$(410,959)		$(484,219)

Loss per Share - Basic	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2013 and the Three Months Ended March 31, 2014

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Stock	Earnings	Equity

Balance at January 1, 2013	169,144,950	$169,145	$(115,100)	$4,288,830	$-	$453,611	$4,796,486

Share buyback	-	-	-	-	(120,845)	-	$(120,845)

Bonus shares issued	41,167	41	-	8,192	-	-	$8,233

Net (Loss)	-	-	-	-	-	(247,137)	$(247,137)

Balance at December 31, 2013	169,186,117	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

Balance at January 1, 2014	169,186,117	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

Share buyback	(20,276)	-	-	-	-		$-

Bonus shares issued	-	-	-	-		-	$-

Net (Loss)	-	-	-	-		(410,959)	$(410,959)

Balance at March 31, 2014	169,165,841	$169,186	$(115,100)	$4,297,022	$(120,845)	$(204,485)	$4,025,778

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,	March 31,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(410,959)	$(484,219)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Bad Debts	114,673
Depreciation	221,936	244,193
Amortization of Patent Costs	7,196	7,196
Loss on disposal of asset	214
Deferred Income Taxes	(173,707)	(238,909)
Changes in Assets and Liabilities
Trade Receivables	415,206	(12,059)
Other Receivables	-	(1,200)
Inventory	153,354	500,883
Prepaid Expenses	(82,237)	(7,504)
Accounts Payable	(15,242)	(321,793)
Accrued Payroll and Payroll Liabilities	(21,550)	(11,844)
Income Taxes Payable	(109,515)	(6,840)
Accrued Rent	37,500	37,500

Net Cash Provided by Operating Activities	136,869	(294,596)

Cash Flows from Investing Activities
Decrease in Other Assets	(1,377)	(4,115)
Patent Costs	(4,028)	-
Other Receivables	(25,329)	(18,728)

Net Cash Provided by (Used in) Investing Activities	(30,734)	(22,843)

Cash Flows from Financing Activities
Purchase of Treasury Stock	-	-
Borrowings (Principal Repayments) to Affiliates	(297,126)	(120,592)
Borrowings (Principal Repayments) on Notes Payable	(23,667)	(93,018)

Net Cash Provided by (Used in) Financing Activities	(320,793)	(213,610)

Net Increase (Decrease) in Cash and Cash Equivalents	(214,658)	(531,049)

Cash and Cash Equivalents, Beginning of Year	1,875,187	2,879,195

Cash and Cash Equivalents, End of Year	$1,660,529	$2,348,146

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$2,833	$6,737

Cash Paid During the Period for Income Taxes	$150,000	$-

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

Revenue Recognition
Revenue for inspection services and manufacturing and threading services is recognized upon completion of the services rendered.  Revenue for the sales of pipe is recognized when pipe is delivered and the customer takes ownership and assumes the risks of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Trade Receivables
Trade accounts receivable are carried at their estimated collectible amounts.  Trade credit is generally extended on a short-term basis; thus receivables do not bear interest, although a finance charge may be applied to amounts past due. Trade accounts receivable are periodically evaluated for collectability based on past credit.

Allowance for Doubtful Accounts
The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $4,782 and $9,035 at March 31, 2014 and at December 31, 2013, respectively.

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2014 and at December 31, 2013, inventory consisted of pipe available for sale.

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
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At March 31, 2014, the balance due from two customers represented 85% of receivables, and sales to two customers represented 63% of revenues for the three months ended March 31, 2014.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred. Advertising expense was $15,747 and $1,619, for the three months ended March 31, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements
In December 2011, the FASB issued guidance which relates to deconsolidation events. Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate.  This guidance is effective for the fiscal year ending December 31, 2013 and did not have a significant impact on the Company’s financial statements.

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

In July 2013, guidance was issued on Topic 740, Income Taxes. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward with some exceptions. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The new guidance will be for fiscal years, and interim periods within those years, beginning after December 15, 2013. This guidance did not have a significant impact on the Company’s financial statements.

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

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years. Amortization expense for the three months, ended March 31, 2014 and 2013, respectively, was $7,196 and $7,196, respectively.

Note 4.           Property and Equipment

Property and equipment consists of the following at March 31, 2014 and December 31, 2013, respectively:

	2014	2013

Buildings and Improvements	$3,042,385	$3,042,385
Equipment	5,624,839	5,626,649
Autos and Trucks	255,894	255,894
Office Furniture	32,657	32,657
	8,955,775	8,957,585
Less: Accumulated Depreciation	(5,527,689)	(5,307,349)
Total	$3,428,086	$3,650,236

Depreciation expense amounted to $221,937 and $244,193 for the three months ended March 31, 2014 and 2013, respectively.

During 2013, Property and Equipment held for investment was transferred for a reduction of Notes Payable, specifically Due to Affiliates, in the amount of $1,095,583.

Note 5.           Related Party Transactions

Included in due to affiliates at March 31, 2014 and December 31, 2013, is $394,809 and $691,935 respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $13,839 and $33,765 for the three months ended March 31, 2014 and 2013, respectively.

Note 6.           Notes Payable

Notes payable at March 31, 2014 and December 31, 2013 consist of the following:

	2014	2013
Secured fixed term note of $213,226 due October 2014; fixed interest rate of 5.98%	$12,546	$27,241
Secured fixed term note of $340,990 due December 2014; fixed interest rate of 5.93%	49,376	66,554
Secured fixed term note of $260,000 due May 2015; fixed interest rate of 5.4%	41,863	63,525
Secured fixed term note of $60,303 due November 2015; fixed interest rate of 2.9%	14,816	18,312
Secured fixed term note of $23,968 due February 2016; fixed interest rate of 6.0%	8,022	9,397
Secured fixed term note of $449,000 due October 2014; fixed interest rate of 0.0%	130,958	187,083
Secured fixed term note of $112,928 due November 2014; fixed interest rate of 6.99%	90,864	-
	$348,445	$372,112
Less: Current Portion	345,250	364,046
Long-Term Portion	$3,195	$8,066

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 6.           Notes Payable (Continued)

Following are maturities of long-term debt at December 31, 2013:

Fiscal Year Ending
December 31,	Amount
2014	$340,379
2015	8,066

Total	$348,445

Note 7.           Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 169,165,841 and 169,186,117 as of March 31, 2014 and December 31, 2013, respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock.  As of March 31, 2014 and December 31, 2013, there were no shares issued and outstanding. In 2013, the company issued a total of 41,167 shares of common stock valued at an average of $0.199 a share to employees as compensation. In 2013, the company purchased 20,276 shares of common stock now in Treasury.

Note 8.           Earnings per Share

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

There were no potentially dilutive common stock equivalents as of March 31, 2014, therefore basic earnings per share equals diluted earnings per share for the three months ended March 31, 2014.  As the Company incurred a net loss during the three months ended March 31, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the year ended December 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 169,165,841 and 169,149,947 for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

Note 9.           Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.

Note 10.         Litigation and Contingent Liabilities

The Company is currently involved in litigation with a supplier regarding a contract agreement for the Company to serve as a distributor for the suppliers products.  The Company has recorded a liability of $1,962,237 for net proceeds due the supplier from sales of its product.

Note 11.         Major Customers

For the three months ended March 31, 2014, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these two customers were approximately 63% of total revenues, and total balance due from these two customers at March 31, 2014 was $430,354.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 12.         Estimated Fair Value of Financial Instruments

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at March 31, 2014 or December 31, 2013, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at March 31, 2014 and December 31, 2013, should not necessarily be considered to apply at subsequent dates.

	March 31,		December 31,
	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash	$1,660,529	$1,660,529	$1,875,187	$1,875,187

Financial Liabilities
Notes Payable	$348,445	$348,445	$372,112	$372,112
Due to Affiliates	394,809	394,809	691,935	691,935
	$2,403,784	$2,403,784	$2,939,234	$2,939,234

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

Note 13.         Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2014.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Energy Technology Manufacturing & Threading, LLC’s new facility has been completed and is fully operational. This facility is capable of threading, bucking, and repair of drill pipe, casing, and tubing up to 11 7/8” diameter. The plant is equipped with a Computer Controlled lathe accurate to within the most critical of tolerances, and has the capability to manufacture, thread, repair, and manufacture pup joints and marker joints to any length the customer requires, as well as to machine any threads for which specs can be furnished. Technicians have between 10 and 34 years of experience in the manufacturing and threading industry. This new facility brings Energy & Technology, Corp. one step closer to its goal of supplying all tubular services under one roof.

Key Ongoing Operational Processes:

Update ISO Certification
Energy & Technology, Corp. recognizes that quality is every bit as important as price and prompt service. This is even truer of the Company’s typical client, who often contracts for services that other companies are not able to provide. In response to our clients’ requirements, the Company has obtained the latest ISO: 9001 certification by Moody’s, recognized in the industry as representing the highest quality control available. As the Company’s business lines are very synergistic, management feels that it can leverage this dominant position to increase share in the markets in which it competes, and likely more in the critical service arena.

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

Critical Accounting Policies
The Company has identified the following accounting policies to be the critical accounting policies of the Company:

Revenue Recognition.  Revenue for inspection services and manufacturing an threading services are recognized upon completion of the services rendered.  Revenue for the sales of pipe is recognized when pipe is delivered and the customer takes ownership and assumes the risks of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2014, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2013 to March 31, 2014

At March 31, 2014, total assets amounted to $9,452,925 compared to $10,356,561 at December 31, 2013, a decrease of $903,636, or 8.73%.  The decrease is primarily due to a decrease in cash of $214,658, a decrease in accounts receivable of $556,312, a decrease in inventory of $153,354, and a decrease of property and equipment held for operations of $222,150, partially offset by an increase in other receivables of $25,329, an increase in deferred tax asset of $110,630, and an increase in prepaid expenses of $82,237.

Our liabilities at March 31, 2014, totaled $5,427,147 compared to $5,919,824 at December 31, 2013, a decrease of $492,677, or 8.32%.  The decrease is primarily due to a decrease in due to affiliates of $297,126, a decrease in notes payable of $23,667, a decrease in income tax payable of $109,515, and a decrease in deferred taxes payable of $63,077, partially offset by an increase in accrued rent of $37,500.

Total stockholder’s equity decreased from $4,436,737 at December 31, 2013, to $4,025,778 at March 31, 2014.  This decrease was due to our net loss for the three months ended March 31, 2014.

Cash and Cash Equivalents
Cash and Cash Equivalents totaled $1,660,529 at March 31, 2014, a decrease of $214,658 from the balance of $1,875,187 at December 31, 2013.  The decrease in cash and cash equivalents was primarily due to amounts used to reduce debt, partially offset by the cash generated from operating activities for the three months ended March 31, 2014.

Inventory
Inventory consists primarily of pipe held for sale to our customers.  We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment
The decrease in property and equipment is primarily due to depreciation for the three months ended March 31, 2014 of $221,937.

Deferred Tax Asset/Income Taxes Payable
Due to the Company’s loss for the three months ended March 31, 2014, our deferred tax asset has increased by $110,630. We have decreased our deferred income taxes by $63,077 due to the change in book and tax depreciation differences.

Accounts Payable
Accounts payable at March 31, 2014 totaled $2,094,471 compared to $2,109,713 at December 31, 2013, a decrease of $15,242. The decrease is primarily due to payments on pipe.

Discussion of Results of Operations for the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

Revenues
Our revenue for the three months ended March 31, 2014, was $952,211, compared to $960,675, for the three months ended March 31, 2013, a decrease of $8,464, or 0.88%.  The decrease is attributable primarily to a decrease in pipe sales.

The following table presents the composition of revenue for the three months ended March 31, 2014 and 2013:

	2014		2013		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection Fees	$291,386	30.6%	$167,090	17.4%	$124,296
Pipe and Other Equipment Sales	$142,970	15.0%	$518,752	54.0%	$(375,782)
Storage Fees	$107,100	11.2%	$143,383	14.9%	$(36,283)
Rebillable Income	$108,733	11.4%	$131,450	13.7%	$(22,717)
Manufacturing and Threading	$302,021	31.7%	$-	0.0%	$302,021
Total Revenue	$952,211	100.0%	$960,675	100.0%	$(8,464)

Cost of Revenue and Gross Profit
Our cost of revenue for the three months ended March 31, 2014, was $933,827, or 98.1% of revenues, compared to $1,101,775, or 114.69% of revenues, for the three months ended March 31, 2013.  The overall decrease in our cost of revenue is primarily due to a decrease in materials and supplies.

The following table presents the composition of cost of revenue for the three months ended March 31, 2014 and 2013:

	2014		2013		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Labor and Related Costs	$120,704	12.9%	$101,555	9.2%	$19,149
Materials and Supplies	172,929	18.5%	535,853	48.6%	$(362,924)
Subcontract Labor	195,008	20.9%	161,737	14.7%	$33,271
Depreciation and Amortization	198,624	21.3%	203,174	18.4%	$(4,550)
Repairs and Maintenance	14,336	1.5%	10,057	0.9%	$4,279
Insurance	45,531	4.9%	56,272	5.1%	$(10,741)
Other Costs	186,695	20.0%	33,127	3.0%	$153,568
Total Cost of Revenues	$933,827	100.0%	$1,101,775	100.0%	$(167,948)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses
For the three months ended March 31, 2014, our operating expenses totaled $590,717 as compared to $548,934 in 2013, representing an increase of $41,783, or 7.61%. The largest components of our operating expense for 2014 consist of salaries and wages, bad debt, other, and professional services. Salaries and wages for general and administrative personnel was $129,076 for the three months ended March 31, 2014, compared to $108,564 the three months ended March 31, 2013, an increase of $20,512, or 18.89%.

Professional services expense decreased from $207,043 for the three months ended March 31, 2013, to $88,750 for the three months ended March 31, 2014, a decrease of $118,293, or 57.13%.  The decrease is primarily a result of employing an accountant to handle the company’s financials instead of using an accounting firm and a decrease in legal fees.

Other operating expenses increased from $62,828 at March 31, 2013 to $94,464 for the three months ended March 31, 2014, an increase of $31,636 or 50.35%. Other operating expense consists primarily of taxes and licenses, training, advertising, dues and subscriptions.

Bad Debt expense increased $114,673 to take into consideration an uncollectible account from one of our customers.

Other Income and Expense
Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other expense, net, totaled $12,333 for the three months ended March 31, 2014, compared to other expenses, net, of $33,094, for the three months ended March 31, 2013, a decrease of $20,761 or 62.73%.  Interest Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to income of $5,202 for the three months ended March 31, 2014, compared to income of $7,407 for the three months ended March 31, 2013.

Interest expense totaled $17,321 for the three months ended March 31, 2014, as compared to $40,501 for the three months ended March 31, 2013, a decrease of $23,180, or 57.23%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes
For the three months ended March 31, 2014, we reported a deferred income tax benefit of $173,707 compared to income tax benefit of $238,909 for the three months ended March 31, 2013, a decrease of $65,202, or 27.29%.  The change was due to the net loss for the three month period.

Comparative financial information for the three months ended March 31

	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2012	2011	2010

Revenues, for the first quarter	$952,211	$960,675	$3,438,678	$180,732	$888,659
Cost of Revenues	933,827	1,101,775	2,524,605	520,867	656,736

Gross Profit (Loss)	18,384	(141,100)	914,073	(340,135)	231,923

Operating Expenses
General & Administrative Expenses	560,208	507,915	462,612	339,098	560,768
Depreciation	30,509	41,019	41,140	40,952	30,263

Total Operating Expenses	590,717	548,934	503,752	380,050	591,031

Income (Loss) from Operations	(572,333)	(690,034)	410,321	(720,185)	(359,108)

Other Income (Expense)	(12,333)	(33,095)	(35,221)	(38,908)	444,386

Income (Loss) Before Income Taxes	(584,665)	(723,128)	375,100	(759,093)	85,278

Provision for Income Taxes	(173,707)	(238,909)	125,952	(263,454)	33,125

Net Income (Loss)	$(410,959)	$(484,219)	$249,148	$(495,639)	$52,153

Capital Resources and Liquidity
As of March 31, 2014, we had $1,660,529 in cash and cash equivalents.  Our cash outflows have consisted primarily of expenses associated with our operations.  These outflows have been offset by the timely inflows of cash from our customers for sales that have been made.  We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4.         CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2014 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2014 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

ENERGY & TECHNOLOGY, CORP.

Date: May 14, 2014	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, Chief Financial Officer, and Director