Form 10-Q
period 2014-06-30
ENERGY & TECHNOLOGY CORP.
filed 2014-08-14
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

According to the Company’s only transfer agent of record, Olde Monmoth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of June 30, 2014, is 169,165,841 shares of common stock. The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

June 30, 2014

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Control and Procedures	21

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Risk Factors	23
Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 4.	Defaults Upon Senior Securities	23
Item 5.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Other Information	23
Item 7.	Exhibits and Reports on Form 8-K	23

SIGNATURE		24

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

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$1,124,597	$1,875,187
Accounts Receivable
Trade, Net	580,611	1,029,761
Other	1,340	73,800
Inventory	2,119,165	2,309,048
Prepaid Expenses	80,854	37,173
Deferred Tax Asset	1,156,059	962,436

Total Current Assets	5,062,626	6,287,405

Property and Equipment, Net
Held for Operations, Net	3,435,499	3,650,236
Held for Investment	-	-

Total Property & Equipment	3,435,499	3,650,236

Other Assets
Patent, net	399,594	409,539
Deposits	4,988	4,988
Other Assets	7,573	4,393

Total Other Assets	412,155	418,920

Total Assets	$8,910,280	$10,356,561

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$200,863	$364,046
Accounts Payable	2,174,387	2,109,713
Accrued Payroll and Payroll Liabilities	42,483	54,357
Accrued Rent	2,012,500	1,937,500
Income Taxes Payable	25,287	149,936

Total Current Liabilities	4,455,520	4,615,552

Long-Term Liabilities
Notes Payable	1,046	8,066
Deferred Taxes Payable	495,162	604,271
Due to Affiliates	148,715	691,935

Total Long-Term Liabilities	644,923	1,304,272

Total Liabilities	5,100,443	5,919,824

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,165,841 and 169,186,117 Shares Issued and Outstanding at June 30, 2014 and December 31, 2013, With 80,834,159 and 80,813,883 Shares unissued at June 30, 2014 and December 31, 2013	169,186	169,186
Discount on Common Stock	(115,100)	(115,100)
Treasury Stock	(120,845)	(120,845)
Paid-In Capital	4,297,022	4,297,022
Retained Earnings	(420,426)	206,474

Total Stockholders' Equity	3,809,837	4,436,737

Total Liabilities and Stockholders' Equity	$8,910,280	$10,356,561

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2014 and June 30, 2013

For the Six Months Ended June 30, 2014 and June 30, 2013

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2014		2013		2014		2013

Revenues		$968,123		$1,319,313		$1,920,333		$2,279,988
Cost of Revenues
Materials and Supplies		171,559		281,365		344,487		817,218
Subcontract Labor		184,831		207,304		379,839		369,041
Depreciation		192,116		202,733		383,544		405,907
Employees and Related Costs		111,662		132,097		232,366		233,652
Repairs and Maintenance		17,410		16,038		31,747		26,095
Insurance		46,330		43,574		91,861		99,846
Other Costs		228,462		37,588		415,156		63,519
Patent Amortization		7,196		0		14,393		0

Total Cost of Revenues		959,567		920,699		1,893,394		2,015,278

Gross Profit		8,556		398,614		26,940		264,710

Operating Expenses
Administrative Salaries and Wages		100,515		137,008		229,591		245,572
Other		62,299		19,621		156,763		82,449
Professional Services		57,741		70,665		146,491		277,708
Rent		8,400		48,948		17,520		98,728
Depreciation		29,079		38,300		59,588		79,319
Travel, Lodging and Meals		20,575		29,052		58,692		58,075
Utilities		15,477		13,856		36,464		26,792
Office Supplies and Expenses		23,306		11,361		53,189		38,057
Repairs and Maintenance		19,899		25,046		44,833		25,046
Communications		5,751		10,326		15,955		21,371
Patent Amortization				7,197				14,393
Bad Debts		2,050		-		116,723		-

Total Operating Expenses		345,092		411,380		935,809		967,510

Loss from Operations		(336,536)		(12,766)		(908,870)		(702,800)

Other Income (Expense)
Gain (Loss) on Sale of Assets		-		-		(214)		-
Investment Income (Expense)		8,561		6,523		13,763		13,930
Interest Expense		(16,992)		(40,100)		(34,312)		(80,601)

Total Other Income (Expense)		(8,431)		(33,577)		(20,763)		(66,671)

Loss Before Provision for Income Taxes		(344,967)		(46,343)		(929,633)		(769,471)

Benefit for Income Taxes		(129,026)		(19,607)		(302,733)		(258,516)

Loss		$(215,941)		$(26,736)		$(626,900)		$(510,955)

Loss per Share - Basic	$	NM	$	NM	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM	$	NM	$	NM

See notes to consolidated financial statements

ENERGY & TECHNOLOGY CORP.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2013 and the Six Months Ended June 30, 2014

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Stock	Earnings	Equity

Balance at January 1, 2013	169,144,950	$169,145	$(115,100)	$4,288,830	$-	$453,611	$4,796,486

Share buyback	-	-	-	-	(120,845)	-	$(120,845)

Bonus shares issued	41,167	41	-	8,192	-	-	$8,233

Net (Loss)	-	-	-	-	-	(247,137)	$(247,137)

Balance at December 31, 2013	169,186,117	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

Balance at January 1, 2014	169,186,117	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

Share buyback	(20,276)	-	-	-	-		$-

Bonus shares issued	-	-	-	-		-	$-

Net (Loss)	-	-	-	-		(626,900)	$(626,900)

Balance at June 30, 2014	169,165,841	$169,186	$(115,100)	$4,297,022	$(120,845)	$(420,426)	$3,809,837

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended
	June 30,	June 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(626,900)	$(510,955)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Bad Debts	(116,723)
Depreciation	443,132	485,226
Amortization of Patent Costs	14,394	14,393
Loss on disposal of asset	214
Deferred Income Taxes	(302,733)	(258,516)
Changes in Assets and Liabilities
Trade Receivables	565,873	(570,370)
Other Receivables	(540)	(800)
Inventory	189,883	569,037
Prepaid Expenses	(43,681)	25,998
Accounts Payable	64,674	(236,962)
Accrued Payroll and Payroll Liabilities	(11,874)	20,306
Income Taxes Payable	(124,649)	(6,840)
Accrued Rent	75,000	75,000

Net Cash Provided by Operating Activities	126,070	(394,483)

Cash Flows from Investing Activities
Decrease in Other Assets	(3,180)	(3,594)
Patent Cost	(4,449)
Purchase of Property and Equipment	(228,608)	(79,138)
Other Receivables	73,000

Net Cash Provided by (Used in) Investing Activities	(163,237)	(82,732)

Cash Flows from Financing Activities
Purchase of Treasury Stock	-	(100,505)
Borrowings (Principal Repayments) to Affiliates	(543,220)	(47,237)
Borrowings (Principal Repayments) on Notes Payable	(170,203)	(244,670)

Net Cash Provided by (Used in) Financing Activities	(713,423)	(392,412)

Net Increase (Decrease) in Cash and Cash Equivalents	(750,590)	(869,627)

Cash and Cash Equivalents, Beginning of Year	1,875,187	2,879,195

Cash and Cash Equivalents, End of Year	$1,124,597	$2,009,568

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$5,870	$6,335

Cash Paid During the Period for Income Taxes	$5,919	$6,840

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

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,274 and $9,035 at June 30, 2014 and at December 31, 2013, respectively.

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2014 and at December 31, 2013, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At June 30, 2014, the balance due from two customers represented 72% of receivables, and sales to three customers represented 57% of revenues for the six months ended June 30, 2014.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $27,768 and $12,065, for the six months ended June 30, 2014 and 2013, respectively.

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

In July 2013, guidance was issued on Topic 740, Income Taxes. The guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward with some exceptions. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The new guidance will be for fiscal years, and interim periods within those years, beginning after December 15, 2013. This guidance did not have a significant impact on the Company’s financial statements

Comprehensive Income

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

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years. Amortization expense for the six months, ended June 30, 2014 and 2013, respectively, was $14,393 and $14,393, respectively

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 4.   Property and Equipment

Property and equipment consists of the following at June 30, 2014 and December 31, 2013, respectively:

	2014	2013

Buildings and Improvements	$3,042,385	$3,042,385
Equipment	5,815,268	5,626,649
Autos and Trucks	255,894	255,894
Office Furniture	32,657	32,657
Construction in Progress	38,179
	9,184,383	8,957,585
Less: Accumulated Depreciation	(5,748,884)	(5,307,349)
Total	$3,435,499	$3,650,236

Depreciation expense amounted to $443,132 and $485,226 for the six months ended June 30, 2014 and 2013, respectively.

During 2013, Property and Equipment held for investment was transferred for a reduction of Notes Payable, specifically Due to Affiliates, in the amount of $1,095,583.

On May 14, 2014, Energy Technology Manufacturing & Threading, LLC purchased the assets of Total Pipe Services, Inc. and embarked on relocating the assets to the Abbeville facility. Assets were purchased and construction was begun to better serve our customers.

Note 5.   Related Party Transactions

Included in due to affiliates at June 30, 2014 and December 31, 2013, is $148,715 and $1,755,783 respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $27,677 and $67,530 for the six months ended June 30, 2014 and 2013, respectively.

Note 6. Notes Payable

Notes payable at June 30, 2014 and December 31, 2013 consist of the following:

	2014	2013
Secured fixed term note of $213,226 due October 2014; fixed interest rate of 5.98%	$-	$27,241
Secured fixed term note of $340,990 due December 2014; fixed interest rate of 5.93%	31,964	66,554
Secured fixed term note of $260,000 due May 2015; fixed interest rate of 5.4%	19,877	63,525
Secured fixed term note of $60,303 due November 2015; fixed interest rate of 2.9%	11,316	18,312
Secured fixed term note of $23,968 due February 2016; fixed interest rate of 6.0%	6,635	9,397
Secured fixed term note of $449,000 due October 2014; fixed interest rate of 0.0%	74,833	187,083
Secured fixed term note of $112,928 due November 2014; fixed interest rate of 6.99%	57,284	-
	$201,909	$372,112
Less: Current Portion	200,863	364,046
Long-Term Portion	$1,046	$8,066

Following are maturities of long-term debt at December 31, 2013:

Fiscal Year Ending
December 31,	Amount
2014	$364,046
2015	8,066

Total	$372,112

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 7.    Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 169,165,841 and 169,186,117 as of June 30, 2014 and December 31, 2013, respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock. As of June 30, 2014 and December 31, 2013, there were no shares issued and outstanding. In 2013, the company issued a total of 41,167 shares of common stock valued at an average of $0.199 a share to employees as compensation. In 2013, the company purchased 20,276 shares of common stock now in Treasury.

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

There were no potentially dilutive common stock equivalents as of June 30, 2014, therefore basic earnings per share equals diluted earnings per share for the six months ended June 30, 2014. As the Company incurred a net loss during the six months ended June 30, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the year ended December 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 169,165,841 and 169,186,117 for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

Note 9.   Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030. The Company also leases land for operating purposes on a month to month basis.

Note 10. Litigation and Contingent Liabilities

The Company is currently involved in litigation with a supplier regarding a contract agreement for the Company to serve as a distributor for the suppliers products. The Company has recorded a liability of $2,043,308 for net proceeds due the supplier from sales of its product.

Note 11. Major Customers

For the six months ended June 30, 2014, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these three customers were approximately 57% of total revenues, and total balance due from these three customers at June 30, 2014 was $435,171.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2014 or December 31, 2013, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at June 30, 2014 and December 31, 2013, should not necessarily be considered to apply at subsequent dates.

	June 30,		December 31,
	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash	$1,124,597	$1,124,597	$1,875,187	$1,875,187

Financial Liabilities
Notes Payable	$201,909	$201,909	$372,112	$372,112
Due to Affiliates	148,715	148,715	691,935	691,935
	$1,475,221	$1,475,221	$2,939,234	$2,939,234

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

Note 13. Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2014. In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Foreign Trade Zone Status

Energy & Technology, Corp. has selected the well-known auditing and financial consulting firm KPMG to assist the Company in meeting the requirements to establish a Foreign Trade Zone at its Houston, Texas facility. KPMG has started the initial feasibility analysis with the formal application to follow. The establishment of a Foreign Trade Zone is expected to produce a substantial increase in the Company’s ability to sell to overseas markets, and make the Company a far more attractive distribution partner for foreign manufacturers. Management feels that market share could be taken through a successful designation as an FTZ subzone.

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

Inventory. Inventory is stated at the lower of cost determined by the specific identification method or market. At June 30, 2014, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2013 to June 30, 2014

At June 30, 2014, total assets amounted to $8,910,280 compared to $10,356,561 at December 31, 2013, a decrease of $1,446,281, or 13.96%. The decrease is primarily due to a decrease in cash of $750,590, a decrease in accounts receivable of $449,150, a decrease in inventory of $189,883, a decrease in other receivables of $72,460, and a decrease of property and equipment held for operations of $214,738, partially offset by an increase in deferred tax asset of $193,623, and an increase in prepaid expenses of $43,681.

Our liabilities at June 30, 2014, totaled $5,100,443 compared to $5,919,824 at December 31, 2013, a decrease of $819,381, or 13.84%. The decrease is primarily due to a decrease in due to affiliates of $543,220, a decrease in notes payable of $170,203, a decrease in income tax payable of $124,649, and a decrease in deferred taxes payable of $109,110, partially offset by an increase in accrued rent of $75,000.

Total stockholder’s equity decreased from $4,436,737 at December 31, 2013, to $3,809,837 at June 30, 2014. This decrease was due to our net loss for the six months ended June 30, 2014.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $1,124,597at June 30, 2014, a decrease of $750,590 from the balance of $1,875,187 at December 31, 2013. The decrease in cash and cash equivalents was primarily due to amounts used to reduce debt, partially offset by the cash generated from operating activities for the six months ended June 30, 2014.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment, totaling $214,738, is primarily due to depreciation for the six months ended June 30, 2014 partially offset by fixed asset additions.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the six months ended June 30, 2014, our deferred tax asset has increased by $193,623. We have decreased our deferred income taxes by $109,110 due to the change in book and tax depreciation differences.

Accounts Payable

Accounts payable at June 30, 2014 totaled $2,174,387 compared to $2,109,713 at December 31, 2013, an increase of $64,674. The increase is primarily due to the purchase of pipe.

Discussion of Results of Operations for the Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Revenues

Our revenue for the three months ended June 30, 2014, was $968,123, compared to $1,319,313, for the three months ended June 30, 2013, a decrease of $351,190, or 26.62%. The decrease is attributable primarily to a decrease in inspection fees.

The following table presents the composition of revenue for the three months ended June 30, 2014 and 2013:

	2014		2013		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection	$334,221	34.5%	$587,642	44.5%	$(253,421)
Pipe and Equipment Sales	$197,172	20.4%	$296,254	22.5%	$(99,082)
Storage	$107,200	11.1%	$108,999	8.3%	$(1,799)
Rebillable Income	$39,272	4.1%	$65,365	5.0%	$(26,093)
Manufacturing	$290,258	30.0%	$261,053	19.8%	$29,205
Total Revenue	$968,123	100.0%	$1,319,313	100.0%	$(351,190)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended June 30, 2014, was $959,567, or 99.1% of revenues, compared to $920,699, or 69.8% of revenues, for the three months ended June 30, 2013. The overall increase in our cost of revenue is primarily due to an increase in transportation cost which included in the other costs category.

The following table presents the composition of cost of revenue for the three months ended June 30, 2014 and 2013:

	2014		2013		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$111,662	11.6%	$132,097	14.3%	$(20,435)
Materials and Supplies	171,559	17.9%	281,365	30.6%	$(109,806)
Subcontract Labor	184,831	19.3%	207,304	22.5%	$(22,473)
Depreciation and Amortization	199,312	20.8%	202,733	22.0%	$(3,421)
Repairs and Maintenance	17,410	1.8%	16,038	1.7%	$1,372
Insurance	46,330	4.8%	43,574	4.7%	$2,756
Other Costs	228,462	23.8%	37,588	4.1%	$190,874
Total Cost of Revenues	$959,567	100.0%	$920,699	100.0%	$38,868

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended June 30, 2014, our operating expenses totaled $345,092 as compared to $411,380 in 2013, representing a decrease of $66,288, or 16.11%. The largest components of our operating expense for 2014 consist of salaries and wages, other operating expenses, and professional services. Salaries and wages for general and administrative personnel was $100,515 for the three months ended June 30, 2014, compared to $137,008 the three months ended June 30, 2013, a decrease of $36,493, or 26.64%.

Professional services expense decreased from $70,665 for the three months ended June 30, 2013, to $57,741 for the three months ended June 30, 2014, a decrease of $12,924, or 18.29%. The decrease is primarily a result of employing an accountant to handle the company’s financials instead of using an accounting firm and a decrease in legal fees.

Other operating expenses increased from $19,621 at June 30, 2013 to $62,299 for the three months ended June 30, 2014, an increase of $42,678 or 217.51%. Other operating expense consists primarily of taxes and licenses, training, advertising, dues and subscriptions.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other expense, net, totaled $8,431for the three months ended June 30, 2014, compared to other expenses, net, of $33,577, for the three months ended June 30, 2013, a decrease of $25,146 or 74.89%. Interest Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to income of $8,561 for the three months ended June 30, 2014, compared to income of $6,523 for the three months ended June 30, 2013.

Interest expense totaled $16,992 for the three months ended June 30, 2014, as compared to $40,100 for the three months ended June 30, 2013, a decrease of $23,108, or 57.63%. Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the three months ended June 30, 2014, we reported a deferred income tax benefit of $129,026 compared to income tax benefit of $19,607 for the three months ended June 30, 2013, an increase of $109,419, or 558.06%. The change was due to the net loss for the three month period.

Discussion of Results of Operations for the Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Revenues

Our revenue for the six months ended June 30, 2014, was $1,920,333, compared to $2,279,988, for the six months ended June 30, 2013, a decrease of $359,655, or 15.77%. The decrease is attributable primarily to a decrease in pipe sales.

The following table presents the composition of revenue for the six months ended June 30, 2014 and 2013:

	2014		2013		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection	$625,607	64.6%	$754,732	57.2%	$(129,125)
Pipe and Equipment Sales	$340,142	35.1%	$815,006	61.8%	$(474,864)
Storage	$214,300	22.1%	$220,592	16.7%	$(6,292)
Rebillable Income	$148,005	15.3%	$196,815	14.9%	$(48,810)
Manufacturing	$592,279	61.2%	$292,843	22.2%	$299,436
Total Revenue	$1,920,333	100.0%	$2,279,988	172.8%	$(359,655)

Cost of Revenue and Gross Profit

Our cost of revenue for the six months ended June 30, 2014, was $1,893,394, or 98.6% of revenues, compared to $2,015,278, or 88.4% of revenues, for the six months ended June 30, 2013. The overall increase in our cost of revenue is primarily due to an increase in transportation cost which included in the other costs category.

The following table presents the composition of cost of revenue for the six months ended June 30, 2014 and 2013:

	2014		2013		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$232,366	12.3%	$233,652	11.6%	$(1,286)
Materials and Supplies	344,487	18.2%	817,218	40.6%	$(472,731)
Subcontract Labor	379,839	20.1%	369,041	18.3%	$10,798
Depreciation and Amortization	397,937	21.0%	405,907	20.1%	$(7,970)
Repairs and Maintenance	31,747	1.7%	26,095	1.3%	$5,652
Insurance	91,861	4.9%	99,846	5.0%	$(7,985)
Other Costs	415,156	21.9%	63,519	3.2%	$351,637
Total Cost of Revenues	$1,893,394	100.0%	$2,015,278	100.0%	$(121,884)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the six months ended June 30, 2014, our operating expenses totaled $935,809 as compared to $967,510 in 2013, representing a decrease of $31,701, or 3.28%. The largest components of our operating expense for 2014 consist of salaries and wages, other operating costs, and professional services. Salaries and wages for general and administrative personnel was $229,591 for the six months ended June 30, 2014, compared to $245,572 the six months ended June 30, 2013, a decrease of $15,981, or 6.51%.

Professional services expense decreased from $277,708 for the six months ended June 30, 2013, to $146,491 for the six months ended June 30, 2014, a decrease of $131,217, or 47.25%. The decrease is primarily a result of employing an accountant to handle the company’s financials instead of using an accounting firm and a decrease in legal fees.

Other operating expenses increased from $84,449 at June 30, 2013 to $156,763 for the six months ended June 30, 2014, an increase of $74,314 or 90.13%. Other operating expense consists primarily of taxes and licenses, training, advertising, dues and subscriptions.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other expense, net, totaled $20,763 for the six months ended June 30, 2014, compared to other expenses, net, of $66,671, for the six months ended June 30, 2014, a decrease of $45,908 or 68.86%. Interest Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to income of $13,549 for the six months ended June 30, 2014, compared to income of $13,930 for the six months ended June 30, 2013.

Interest expense totaled $34,312 for the six months ended June 30, 2014, as compared to $80,601 for the six months ended June 30, 2013, a decrease of $46,289, or 57.43%. Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the six months ended June 30, 2014, we reported a deferred income tax benefit of $302,733 compared to income tax benefit of $258,516 for the six months ended June 30, 2013, a increase of $44,217, or 17.10%. The change was due to the net loss for the six month period.

Comparative financial information for the six months ended June 30

	June 30,	June 30,	June 30,	June 30,	June 30,
	2014	2013	2012	2011	2010

Revenues	$1,920,333	$2,279,988	$5,269,659	$592,655	$1,604,066
Cost of Revenues	1,893,394	2,015,278	3,819,717	1,158,193	1,194,782

Gross Profit (Loss)	26,940	264,710	1,449,942	(565,538)	409,284

Operating Expenses
General & Administrative Expenses	876,221	888,191	896,379	809,424	1,173,429
Depreciation	59,588	79,319	82,330	82,413	61,558

Total Operating Expenses	935,809	967,510	978,709	891,837	1,234,987

Income (Loss) from Operations	(908,870)	(702,800)	471,233	(1,457,375)	(825,703)

Other Income (Expense)	(20,763)	(66,671)	(67,241)	(88,053)	434,241

Income (Loss) Before Income Taxes	(929,633)	(769,471)	403,992	(1,545,428)	(391,462)

Provision for Income Taxes	(302,733)	(258,516)	133,004	(588,356)	(140,588)

Net Income (Loss)	$(626,900)	$(510,955)	$270,988	$(957,072)	$(250,874)

Capital Resources and Liquidity

As of June 30, 2014, we had $1,124,597 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2014 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body not previously reported or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

ENERGY & TECHNOLOGY, CORP.

Date: August 14, 2014	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, Chief Financial Officer, and Director

24