Form 10-Q
period 2014-09-30
ENERGY & TECHNOLOGY CORP.
filed 2014-11-14
CIK 1432963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

334- 988-1777
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

According to the Company’s only transfer agent of record, Olde Monmoth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of September 30, 2014, is 169,165,841 shares of common stock. The company has issued no stock since that date.

1

 ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

September 30, 2014

PART II—OTHER INFORMATION		17

Item 1.	Legal Proceedings	17
Item 2.	Risk Factors	17
Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 4.	Defaults Upon Senior Securities	17
Item 5.	Submission of Matters to a Vote of Security Holders	17
Item 6.	Other Information	17
Item 7.	Exhibits and Reports on Form 8-K	17

SIGNATURE		18

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

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management’s expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

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

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013
	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$1,242,126	$1,875,187
Accounts Receivable
Trade, Net	643,404	1,029,761
Other	3,703	73,800
Inventory	2,021,464	2,309,048
Prepaid Expenses	44,731	37,173
Deferred Tax Asset	1,156,059	962,436

Total Current Assets	5,111,487	6,287,405

Property and Equipment, Net
Held for Operations, Net	3,341,367	3,650,236
Held for Investment	-	-

Total Property & Equipment	3,341,367	3,650,236

Other Assets
Patent, net	392,398	409,539
Deposits	4,988	4,988
Other Assets	-	4,393

Total Other Assets	397,386	418,920

Total Assets	$8,850,240	$10,356,561

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of September 30, 2014 and December 31, 2013
	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Current Maturities of Notes Payable	$69,155	$364,046
Accounts Payable	2,397,882	2,109,713
Accrued Payroll and Payroll Liabilities	34,415	54,357
Accrued Rent	2,050,000	1,937,500
Income Taxes Payable	25,287	149,936

Total Current Liabilities	4,576,739	4,615,552

Long-Term Liabilities
Notes Payable	-	8,066
Deferred Taxes Payable	438,495	604,271
Due to Affiliates	131,947	691,935

Total Long-Term Liabilities	570,442	1,304,272

Total Liabilities	5,147,181	5,919,824

Stockholders’ Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,165,841 and 169,186,117 Shares Issued and Outstanding at September 30, 2014 and December 31, 2013, With 80,834,159 and 80,813,883 Shares unissued at September 30, 2014 and December 31, 2013	169,186	169,186
Discount on Common Stock	(115,100)	(115,100)
Treasury Stock	(120,845)	(120,845)
Paid-In Capital	4,297,022	4,297,022
Retained Earnings	(527,204)	206,474

Total Stockholders’ Equity	3,703,059	4,436,737

Total Liabilities and Stockholders’ Equity	$8,850,240	$10,356,561

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2014 and September 30, 2013
For the Nine Months Ended September 30, 2014 and September 30, 2013

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues	$1,325,884	$1,415,130	$3,246,217	$3,695,118
Cost of Revenues
Materials and Supplies	429,812	223,538	774,299	1,040,756
Subcontract Labor	151,599	236,888	531,438	605,929
Depreciation	199,345	202,733	582,889	608,640
Employees and Related Costs	109,309	154,952	341,675	388,604
Repairs and Maintenance	58,043	26,424	89,790	52,519
Insurance	45,867	71,102	137,728	170,948
Other Costs	154,583	47,308	569,740	110,827
Patent Amortization	7,196	-	21,589	0

Total Cost of Revenues	1,155,754	962,945	3,049,148	2,978,223

Gross Profit	170,130	452,185	197,069	716,895

Operating Expenses
Administrative Salaries and Wages	111,768	136,230	341,358	381,802
Other	55,964	33,873	212,728	116,322
Professional Services	32,768	40,667	179,259	318,375
Rent	8,400	63,773	25,920	162,501
Depreciation	29,147	33,387	88,735	112,706
Travel, Lodging and Meals	11,931	21,821	70,623	79,896
Utilities	17,182	14,456	53,646	41,248
Office Supplies and Expenses	16,167	12,270	69,357	50,327
Repairs and Maintenance	27,146	40,098	71,979	65,144
Communications	7,672	12,038	23,626	33,409
Patent Amortization	-	7,196		21,589
Bad Debts	-	-	116,723	-

Total Operating Expenses	318,145	415,809	1,253,954	1,383,319

(Loss) Income from Operations	(148,015)	36,376	(1,056,885)	(666,424)

Other Income (Expense)
Gain (Loss) on Sale of Assets	-	70,000	(214)	70,000
Investment Income (Expense)	53	(14,045)	13,816	(115)
Interest Expense	(15,482)	(43,732)	(49,794)	(124,333)

Total Other Income (Expense)	(15,429)	12,223	(36,192)	(54,448)

(Loss) Income Before Provision for Income Taxes	(163,444)	48,599	(1,093,077)	(720,872)

Benefit for Income Taxes	(56,666)	(5,498)	(359,399)	(264,014)

(Loss) Income	$(106,778)	$54,097	$(733,678)	$(456,858)

Loss per Share - Basic	$ NM	$ NM	$ NM	$ NM

Loss per Share - Diluted	$ NM	$ NM	$ NM	$ NM

See notes to consolidated financial statements

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2013 and the Nine Months Ended September 30, 2014

	Common Stock		Discount on	Additional			Total
			Capital	Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Stock	Capital	Stock	Earnings	Equity

Balance at January 1, 2013	169,144,950	$169,145	$(115,100)	$4,288,830	$-	$453,611	$4,796,486

Share buyback	-	-	-	-	(120,845)	-	$(120,845)

Bonus shares issued	41,167	41	-	8,192	-	-	$8,233

Net (Loss)	-	-	-	-	-	(247,137)	$(247,137)

Balance at December 31, 2013	169,186,117	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

Balance at January 1, 2014	169,186,117	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

Share buyback	(20,276)	-	-	-	-		$-

Bonus shares issued	-	-	-	-		-	$-

Net (Loss)	-	-	-	-		(733,678)	$(733,678)

Balance at September 30, 2014	169,165,841	$169,186	$(115,100)	$4,297,022	$(120,845)	$(527,204)	$3,703,059

See notes to consolidated financial statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
	Nine Months Ended
	September 30,	September 30,
	2014	2013
Cash Flows from Operating Activities
Net Loss	$(733,678)	$(456,858)
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Bad Debts	(116,723)
Depreciation	671,623	722,251
Amortization of Patent Costs	21,590	21,589
Gain on Sale of Asset	214	(70,000)
Deferred Income Taxes	(359,399)	(309,661)
Changes in Assets and Liabilities
Trade Receivables	503,080	(322,517)
Other Receivables	(2,903)	(2,500)
Inventory	287,584	569,037
Prepaid Expenses	(7,558)	54,853
Accounts Payable	288,169	(129,448)
Accrued Payroll and Payroll Liabilities	(19,942)	(10,659)
Income Taxes Payable	(124,649)	(6,840)
Accrued Rent	112,500	112,500

Net Cash Provided by Operating Activities	519,908	171,747

Cash Flows from Investing Activities
Other Assets	4,393	(3,797)
Patent Cost	(4,449)
Purchase of Property and Equipment	(362,968)	(85,263)
Other Receivables	73,000
Proceeds from Sale of Assets		70,000

Net Cash Provided by (Used in) Investing Activities	(290,024)	(19,060)

Cash Flows from Financing Activities
Purchase of Treasury Stock		(112,612)
Borrowings (Principal Repayments) to Affiliates	(559,988)	4,639
Borrowings (Principal Repayments) on Notes Payable	(302,957)	(396,396)

Net Cash Provided by (Used in) Financing Activities	(862,945)	(504,369)

Net Increase (Decrease) in Cash and Cash Equivalents	(633,061)	(351,682)

Cash and Cash Equivalents, Beginning of Year	1,875,187	2,879,195

Cash and Cash Equivalents, End of Year	$1,242,126	$2,527,513

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$7,513	$9,967

Cash Paid During the Period for Income Taxes	$-	$45,647

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

Basis of Accounting
Assets, liabilities, revenues and expenses are recognized on the accrual basis of accounting in conformity with the Generally Accepted Account Principles (GAAP) in the United States of America.

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

Allowance for Doubtful Accounts
The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,274 and $9,035 at September 30, 2014 and at December 31, 2013, respectively.

Inventory
Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2014 and at December 31, 2013, inventory consisted of pipe available for sale.

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

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.    Summary of Significant Accounting Policies (Continued)

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At September 30, 2014, the balance due from three customers represented 75% of receivables, and sales to two customers represented 62% of revenues for the nine months ended September 30, 2014.  The  credit rating of these customers is “A” according to Dunn &Bradstreet credit rating system.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising
The Company charges the costs of advertising to expense as incurred. Advertising expense was $31,437 and $13,753, for the nine months ended September 30, 2014 and 2013, respectively.

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

Note 3.    Patent
On September 4, 2007, the Company was awarded a patent from the United States Patent and Trademark Office pertaining to the development of specialized testing procedures for tubing, casing, line pipe, and expandable liners utilized by oil-exploration

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years. Amortization expense for the nine months, ended September 30, 2014 and 2013, respectively, was $21,589 and $21,589, respectively

Note 4.    Property and Equipment

Property and equipment consists of the following at September 30, 2014 and December 31, 2013, respectively:
	2014	2013

Buildings and Improvements	$3,042,385	$3,042,385
Equipment	5,815,268	5,626,649
Autos and Trucks	255,894	255,894
Office Furniture	32,657	32,657
Construction in Progress	172,539
	9,318,743	8,957,585
Less: Accumulated Depreciation	(5,977,376)	(5,307,349)
Total	$3,341,367	$3,650,236

Depreciation expense amounted to $671,623 and $721,346 for the nine months ended September 30, 2014 and 2013, respectively.
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

Note 5.    Related Party Transactions
Included in due to affiliates at September 30, 2014 and December 31, 2013, is $131,947 and $1,755,783 respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $41,516 and $101,295 for the nine months ended September 30, 2014 and 2013, respectively.

Note 6.    Notes Payable
Notes payable at September 30, 2014 and December 31, 2013 consist of the following:

	2014	2013
Secured fixed term note of $213,226 due October 2014; fixed interest rate of 5.98%	$-	$27,241
Secured fixed term note of $340,990 due December 2014; fixed interest rate of 5.93%		66,554
Secured fixed term note of $260,000 due May 2015; fixed interest rate of 5.4%	14,316	63,525
Secured fixed term note of $60,303 due November 2015; fixed interest rate of 2.9%	7,789	18,312
Secured fixed term note of $23,968 due February 2016; fixed interest rate of 6.0%	5,228	9,397
Secured fixed term note of $449,000 due October 2014; fixed interest rate of 0.0%	18,708	187,083
Secured fixed term note of $112,928 due November 2014; fixed interest rate of 6.99%	23,113	-
	$69,155	$372,112
Less: Current Portion	69,155	364,046
Long-Term Portion	$-	$8,066

Following are maturities of long-term debt at December 31, 2013:

Fiscal Year Ending
December 31,	Amount
2014	$364,046
2015	8,066

Total	$372,112

Note 7.    Equity
The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 169,165,841 and 169,186,117 as of September 30, 2014 and December 31, 2013, respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock.  As of September 30, 2014 and December 31, 2013, there were no shares issued and outstanding. In 2013, the company issued a total of 41,167 shares of common stock valued at an average of $0.199 a share to employees as compensation. In 2013, the company purchased 20,276 shares of common stock now in Treasury.

ENERGY & TECHNOLOGY, CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no potentially dilutive common stock equivalents as of September 30, 2014, therefore basic earnings per share equals diluted earnings per share for the six months ended September 30, 2014.  As the Company incurred a net loss during the six months ended September 30, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the year ended December 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 169,165,841 and 169,186,117 for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

Note 9.    Commitments
The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030.  The Company also leases land for operating purposes on a month to month basis.

Note 10.  Litigation and Contingent Liabilities

The Company is currently involved in litigation with a supplier regarding a contract agreement for the Company to serve as a distributor for the suppliers products. The Company has recorded a liability of $2,306,970 for net proceeds due the supplier from sales of its product. In the ordinary course of our business, we are, from time to time, subject to various legal proceedings, including matters involving employees, customers, and suppliers. We may enter into discussions regarding settlement of claims or lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations, or liquidity.

Note 11.  Major Customers
For the nine months ended September 30, 2014, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues.  Revenues for these three customers were approximately 62% of total revenues, and total balance due from these two customers at September 30, 2014 was $400,534.

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

While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2014 or December 31, 2013, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at September 30, 2014 and December 31, 2013, should not necessarily be considered to apply at subsequent dates.

	September 30,		December 31,
	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash	$1,242,126	$1,242,126	$1,875,187	$1,875,187

Financial Liabilities
Notes Payable	$69,155	$69,155	$372,112	$372,112
Due to Affiliates	131,947	131,947	691,935	691,935
	$1,443,228	$1,443,228	$2,939,234	$2,939,234

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

Note 13.  Subsequent Events
In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements.  The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2014.  In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the oilfield pipe sales and storage segment, Energy & Technology, Corp. utilizes a state-of-the-art web based inventory management system that allows each client to view and track projects during processing, to locate inventory throughout the plant, and access reports, bill of ladings, tally sheets, logs and other required information.

Energy Technology Manufacturing & Threading, LLC’s new Houston, Texas facility has been completed and is fully operational. This facility is capable of manufacturing, threading, bucking, and repairing drill pipe, casing, and tubing up to 11 7/8” diameter and 13 3/8” diameter. The plant is equipped with a computer pneumatic controlled lathe which is accurate within the most critical of tolerances, and has the capability to manufacture, thread, repair, and manufacture pup joints and marker joints to any length the customer requires, as well as to machine any threads for which specs can be furnished. Technicians have between 10 and 34 years of experience in the manufacturing and threading industry. This new facility brings Energy & Technology, Corp. one step closer to its goal of supplying all tubular services under one roof.  Energy & Technology Corp. recently acquired the assets of Total Pipe Services, Inc. and was able to add a fully operational Louisiana Division of Energy Technology Manufacturing & Threading, LLC to Technical Industries, Inc., facility is located in Abbeville, Louisiana and has the same capabilities of the Houston Facility, which further details are provided above.

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

Increased Sales and Marketing Effort
Energy & Technology, Corp. has grown over the historical period without an aggressive marketing and sales effort. New business was generated from referrals, technical sessions given to oil and gas and industry related companies, the Company website, and through the use of a marketing company on a limited basis. Recently, several new deep water well permits were issued in the Gulf of Mexico. As a result, ENGT has experienced significant new interest from major oil and gas companies - including site visits and evaluations - for its VisonArray™ deep water and critical well technologies, and ENGT Manufacturing facilities.   The Company added additional employees to focus on increasing sales.  The Company also added a marketing and promotional activity director.  Management believes revenue can be increased by expanding the Company’s sales force and promoting the services.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2014, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2013 to September 30, 2014

At September 30, 2014, total assets amounted to $8,850,240 compared to $10,356,561 at December 31, 2013, a decrease of $1,506,321, or 14.54%.  The decrease is primarily due to a decrease in cash of $633,061, a decrease in accounts receivable of $386,357, a decrease in inventory of $287,584, a decrease in other receivables of $70,097, and a decrease of property and equipment held for operations of $308,869, partially offset by an increase in deferred tax asset of $193,623, and an increase in prepaid expenses of $7,558.

Our liabilities at September 30, 2014, totaled $5,147,181 compared to $5,919,824 at December 31, 2013, a decrease of $772,643, or 13.05%.  The decrease is primarily due to a decrease in due to affiliates of $559,988, a decrease in notes payable of $302,957, a decrease in income tax payable of $124,649, and a decrease in deferred taxes payable of $165,776, partially offset by an increase in accrued rent of $112,500 and an increase of  Accounts Payable of $288,169.

Total stockholder’s equity decreased from $4,436,737 at December 31, 2013, to $3,703,059 at September 30, 2014.  This decrease was due to our net loss for the nine months ended September 30, 2014.

Cash and Cash Equivalents
Cash and Cash Equivalents totaled $1,242,126 September 30, 2014, a decrease of $633,061 from the balance of $1,875,187 at December 31, 2013.  The decrease in cash and cash equivalents was primarily due to amounts used to reduce debt, partially offset by the cash generated from operating activities for the nine months ended September 30, 2014.

Inventory
Inventory consists primarily of pipe held for sale to our customers.  We began purchasing pipe for sale to customers in December, 2007.  This was an opportunity for us to expand our services to our customers.  It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment
The decrease in property and equipment, totaling $308,869, is primarily due to depreciation for the nine months ended September 30, 2014 partially offset by fixed asset additions.

Deferred Tax Asset/Income Taxes Payable
Due to the Company’s loss for the nine months ended September 30, 2014, our deferred tax asset has increased by $193,623. We have decreased our deferred income taxes by $165,776 due to the change in book and tax depreciation differences.

Accounts Payable
Accounts payable at September 30, 2014 totaled $2,397,882 compared to $2,109,713 at December 31, 2013, an increase of $288,169. The increase is primarily due to the purchase of pipe.

Discussion of Results of Operations for the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

Revenues
Our revenue for the three months ended September 30, 2014, was $1,325,884, compared to $1,415,130, for the three months ended September 30, 2013, a decrease of $89,246, or 6.31%.  The decrease is attributable primarily to a decrease in inspection fees.

The following table presents the composition of revenue for the three months ended September 30, 2014 and 2013:
3 Months Ending September 30, 2014

	2014		2013		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection	$395,612	29.8%	$620,042	43.8%	$(224,430)
Pipe and Equipment Sales	$482,702	36.4%	$230,480	16.3%	$252,222
Storage	$112,600	8.5%	$229,311	16.2%	$(116,711)
Rebillable Income	$57,673	4.3%	$67,664	4.8%	$(9,991)
Manufacturing	$277,297	20.9%	$267,633	18.9%	$9,664
Total Revenue	$1,325,884	100.0%	$1,415,130	100.0%	$(89,246)

Cost of Revenue and Gross Profit
Our cost of revenue for the three months ended September 30, 2014, was $1,155,754, or 87.2% of revenues, compared to $962,945, or 68.0% of revenues, for the three months ended September 30, 2013.  The overall increase in our cost of revenue is primarily due to an increase in transportation cost which included in the other costs category and increase in the cost of pipe sold which is included in Materials and Supplies.

The following table presents the composition of cost of revenue for the three months ended September 30, 2014 and 2013:

3 Months Ending September 30, 2014

	2014		2013		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$109,309	9.5%	$154,952	16.1%	$(45,643)
Materials and Supplies	429,812	37.2%	223,538	23.2%	$206,274
Subcontract Labor	151,599	13.1%	236,888	24.6%	$(85,289)
Depreciation and Amortization	206,541	17.9%	202,733	21.1%	$3,808
Repairs and Maintenance	58,043	5.0%	26,424	2.7%	$31,619
Insurance	45,867	4.0%	71,102	7.4%	$(25,235)
Other Costs	154,583	13.4%	47,308	4.9%	$107,275
Total Cost of Revenues	$1,155,754	100.0%	$962,945	100.0%	$192,809

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses
For the three months ended September 30, 2014, our operating expenses totaled $318,145 as compared to $415,809 in 2013, representing a decrease of $97,664, or 23.49%. The largest components of our operating expense for 2014 consist of salaries and wages, other operating expenses, and professional services. Salaries and wages for general and administrative personnel was $111,768 for the three months ended September 30, 2014, compared to $136,230 the three months ended September 30, 2013, a decrease of $24,462, or 17.96%.

Professional services expense decreased from $40,667 for the three months ended September 30, 2013, to $32,768 for the three months ended September 30, 2014, a decrease of $7,899, or 19.42%. The decrease is primarily a result of employing an accountant to handle the company’s financials instead of using an accounting firm and a decrease in legal fees.

Other operating expenses increased from $33,873 at September 30, 2013 to $55,964 for the three months ended September 30, 2014, an increase of $22,091 or 65.22%. Other operating expense consists primarily of taxes and licenses, training, advertising, dues and subscriptions.

Other Income and Expense
Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other expense, net, totaled $15,429 for the three months ended September 30, 2014, compared to other income, net, of $12,223, for the three months ended September 30, 2013, a decrease of $27,652 or 226.23%. Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to income of $53 for the three months ended September 30, 2014, compared to investment expense of $14,045 for the three months ended September 30, 2013. For the three months ended September 30, 2013, the company sold an asset at a gain of $70,000.

Interest expense totaled $15,482 for the three months ended September 30, 2014, as compared to $43,732 for the three months ended September 30, 2013, a decrease of $28,250, or 64.60%. Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes
For the three months ended September 30, 2014, we reported a deferred income tax benefit of $56,666 compared to income tax benefit of $5,498 for the three months ended September 30, 2013, an increase of $51,168, or 930.67%. The change was due to the net loss for the three month period.

Discussion of Results of Operations for the Six Months Ended September 30, 2014 compared to the Six Months Ended September 30, 2013

Revenues
Our revenue for the nine months ended September 30, 2014, was $3,246,217, compared to $3,695,118, for the nine months ended September 30, 2013, a decrease of $448,901, or 12.15%. The decrease is attributable primarily to a decrease in inspection fees.

The following table presents the composition of revenue for the nine months ended September 30, 2014 and 2013:

9 Months Ending September 30, 2014

	2014		2013		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Inspection	$1,021,219	77.0%	$1,374,774	97.1%	$(353,555)
Pipe and Equipment Sales	$822,844	62.1%	$1,045,485	73.9%	$(222,641)
Storage	$326,900	24.7%	$357,692	25.3%	$(30,792)
Rebillable Income	$205,678	15.5%	$264,480	18.7%	$(58,802)
Manufacturing	$869,576	65.6%	$652,687	46.1%	$216,889
Total Revenue	$3,246,217	100.0%	$3,695,118	261.1%	$(448,901)

Cost of Revenue and Gross Profit
Our cost of revenue for the nine months ended September 30, 2014, was $3,049,148, or 93.9% of revenues, compared to $2,978,223, or 80.6% of revenues, for the nine months ended September 30, 2013. The overall increase in our cost of revenue is primarily due to an increase in transportation cost which included in the other costs category.

The following table presents the composition of cost of revenue for the six months ended September 30, 2014 and 2013:

9 Months Ending September 30, 2014

	2014		2013		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$341,675	11.2%	$388,604	13.0%	$(46,929)
Materials and Supplies	774,299	25.4%	1,040,756	34.9%	$(266,457)
Subcontract Labor	531,438	17.4%	605,929	20.3%	$(74,491)
Depreciation and Amortization	604,478	19.8%	608,640	20.4%	$(4,162)
Repairs and Maintenance	89,790	2.9%	52,519	1.8%	$37,271
Insurance	137,728	4.5%	170,948	5.7%	$(33,220)
Other Costs	569,740	18.7%	110,827	3.7%	$458,913
Total Cost of Revenues	$3,049,148	100.0%	$2,978,223	100.0%	$70,925

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses
For the nine months ended September 30, 2014, our operating expenses totaled $1,253,954 as compared to $1,383,319 in 2013, representing a decrease of $129,365, or 9.35%. The largest components of our operating expense for 2014 consist of salaries and wages, other operating costs, and professional services. Salaries and wages for general and administrative personnel was $341,802 for the nine months ended September 30, 2014, compared to $381,802 the nine months ended September 30, 2013, a decrease of $40,444, or 10.59%.

Professional services expense decreased from $318,375 for the nine months ended September 30, 2013, to $179,259 for the nine months ended September 30, 2014, a decrease of $139,116, or 43.70%. The decrease is primarily a result of employing an accountant to handle the company’s financials instead of using an accounting firm and a decrease in legal fees.

Other operating expenses increased from $116,322 at September 30, 2013 to $212,728 for the nine months ended September 30, 2014, an increase of $96,406 or 82.88%. Other operating expense consists primarily of taxes and licenses, training, advertising, dues and subscriptions.

Other Income and Expense
Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other expense, net, totaled $36,192 for the nine months ended September 30, 2014, compared to other expenses, net, of $54,448, for the nine months ended September 30, 2014, a decrease of $18,256 or 33.53%. Interest Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to income of $13,816 for the nine months ended September 30, 2014, compared to investment expense of $115 for the nine months ended September 30, 2013.

Interest expense totaled $49,794 for the nine months ended September 30, 2014, as compared to $124,333 for the nine months ended September 30, 2013, a decrease of $74,539, or 59.95%. Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes
For the nine months ended September 30, 2014, we reported a deferred income tax benefit of $359,399 compared to income tax benefit of $264,014 for the nine months ended September 30, 2013, an increase of $95,385, or 36.13%. The change was due to the net loss for the nine month period.

Comparative financial information for the nine months ended September 30:

	September	September	September	September	September
	30, 2014	30, 2013	30, 2012	30, 2011	30, 2010

Revenues	$3,246,217	$3,695,118	$6,717,626	$1,624,817	$2,084,957
Cost of Revenues	3,049,148	2,978,223	4,744,738	1,885,632	2,060,343

Gross Profit	197,069	716,895	1,972,888	(260,815)	24,614

Operating Expenses
General & Administrative Expenses	1,165,219	1,266,997	1,265,098	1,189,374	1,612,229
Depreciation	88,735	116,322	123,520	123,755	115,505

Total Operating Expenses	1,253,954	1,383,319	1,388,618	1,313,129	1,727,734

Income (Loss) from Operations	(1,056,885)	(666,424)	584,270	(1,573,944)	(1,703,120)

Other Income (Expense)	(36,192)	(54,448)	(93,299)	408,790	400,573

Income (Loss) Before Income Taxes	(1,093,077)	(720,872)	490,971	(1,165,154)	(1,302,547)

Provision for Income Taxes	(359,399)	(264,014)	159,431	(493,754)	(430,478)

Net Income (Loss)	$(733,678)	$(456,858)	$331,540	$(671,400)	$(872,069)

Capital Resources and Liquidity
As of September 30, 2014, we had $1,242,126 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4.      CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2014 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Shengli Oilfield Highland Petroleum Equipment Company, Ltd. ("Shengli China") filed this suit in the 157th District Court for Harris County, Texas. The claim was removed to the United States District Court for the Southern District of Texas. A motion to dismiss the claim or to transfer it to Louisiana was filed on behalf of ENGT. The court has denied the motion, and the matter remains pending in the United States District Court for the Southern District of Texas.

The suit arises out of a March 2, 2009 Distribution Agreement ("Contract") executed between Shengli China and ENGT. The Contract sued on designated ENGT as Shengli China's agent to receive, unload, store, maintain, market, and inspect Shengli's tubular products. ENGT was to be the exclusive agent for the sale and distribution of products in Louisiana, but was a non-exclusive agent in other states.

In the suit, Shengli China claims that it placed approximately 8,500 tons of oil country tubular goods ("OCTG") at Energy's storage yard in Houston, Texas in 2009. The suit goes on to claim that ENGT sold the pipe, and has kept the funds. As a result, Shengli China claims that ENGT has converted its property. The suit seeks damages for breach of contract, conversion and a declaratory judgment. The suit also seeks attorney's fees. Trial of this matter is set for December 1, 2014.

The claims are closely related to suits pending in an arbitration forum. There is currently pending an arbitration proceeding by and among Shengli China, Shengli Highland Petroleum Equipment USA, Inc. ("Shengli USA"), and Technical Industries, Inc. The arbitration seeks to resolve disputes between the parties arising out of several agreements, including a December 9, 2007 Distributorship Agreement.

In the arbitration, Shengli China and Shengli USA claimed that tubular products, and in particular the same tubular products that are the subject of Shengli China's suit against ENGT, were delivered to Technical Industries, Inc., and damages are sought as a result of Technical Industries, Inc. sale of those products. Since ENGT, an entity separate from Technical Industries, Inc., received the pipe, ENGT’s legal counsel do not believe Shengli China has a viable claim against ENGT.

The information set forth herein is as of November 7, 2014 (unless otherwise noted), and does not contain any reference to occurrences or claims, whether asserted or unasserted, after that date. Except as otherwise noted, we disclaim any undertaking to advise you of changes which may be brought to our attention regarding the above matters.

This response is limited by and in accordance with the ABA Statement of Policies Regarding Lawyer's Responses to Auditor's Request for Information; without limiting the generality of the foregoing, the limitations set forth in such Statement on the scope and use of this response are specifically incorporated herein by reference, and any description herein of any loss contingencies is qualified in its entirety by limitations in the Statement and accompanying commentary which is an integral part of the Statement.

The above described matters are the only matters with respect to which the company has requested that we furnish information. We have not undertaken to make an independent assessment of what matters should be revealed, except to the extent that we have been asked to make such assessment by the company. The Company has recorded a liability of $2,306,970 for net proceeds due the supplier from sales of its product in the event the court rules in favor of Shengli. However, ENGT’s legal counsel do not believe Shengli China has a viable claim against ENGT.

In the ordinary course of our business, we are, from time to time, subject to various legal proceedings, including matters involving employees, customers, and suppliers. We may enter into discussions regarding settlement of claims or lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations, or liquidity.

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

ENERGY & TECHNOLOGY, CORP.

Date: November 14, 2014	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, Chief Financial Officer, and Director

