Form 10-K
period 2014-12-31
ENERGY & TECHNOLOGY CORP.
filed 2015-04-15
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

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

+1337- 984-2000

 (Issuer Telephone number)

+1337- 988-1777

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year:  $3,956,612.32.

Number of the issuer’s Common Stock outstanding as of March 31, 2015: 165,548,766

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

We operate year-round, 24 hours a day, seven days a week when needed, and the number of people employed averages 50, including contractors.

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

Quarter ended	Low Price	High Price
December 31, 2013	0.3	0.5
March 31, 2014	0.26	0.5
June 30, 2014	0.26	0.7
September 30, 2014	0.03	1.15
December 31, 2014	$0.76	$1.10

Holders

As of March 31, 2015 in accordance with our transfer agent, Olde Monmouth’s, records, we had 174 Common Stock holders not including CEDE & Co.

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

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.             SELECTED FINANCIAL DATA.

	2014	2013	2012	2011	2010

Revenues	$3,956,612	$5,335,553	$7,124,671	$4,128,319	$3,392,298
Cost of Revenues	3,822,826	3,749,039	5,596,893	3,788,365	2,686,998

Gross Profit (Loss)	133,786	1,586,514	1,527,778	339,954	705,300

Operating Expenses
General & Administrative Expenses	2,732,000	1,750,772	1,737,819	1,693,847	2,846,900
Depreciation	118,933	144,906	164,835	164,839	78,097

Total Operating Expenses	2,850,933	1,895,678	1,902,654	1,858,686	2,924,997

Income (Loss) from Operations	(2,717,147)	(309,164)	(374,876)	(1,518,732)	(2,219,697)

Other Income (Expense)	(51,450)	(70,641)	(123,215)	907,193	(61,533)

Income (Loss) Before Income Taxes	(2,768,597)	(379,805)	(498,091)	(611,539)	(2,281,230)

Provision for Income Taxes	(193,623)	(132,668)	(144,115)	(366,036)	(758,685)

Net Income (Loss)	$(2,574,974)	$(247,137)	$(353,976)	$(245,503)	$(1,522,545)

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

We have a patented process which can help companies within the energy industry reach deep energy reserves other equipment cannot.

The following list highlights a few areas of opportunity to expand the Company's business:

Sales and marketing efforts: Although we have been impacted by the downturn in the national and global economies, we are now implementing an aggressive marketing and sales effort. We have hired a new sales team who are aggressively pursuing the market and have successfully recruited new clients and rejuvenated existing clients. Currently, we are focused on sales, marketing, and promotional activities for the Company. Management believes revenue can be increased by expanding the Company's sales force and organizing a marketing department in order to increase our market share.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2014 and 2013, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2013 to December 31, 2014

At December 31, 2014, total assets amounted to $7,432,021 compared to $10,356,561 at December 31, 2013, a decrease of $2,924,540, or 28.24%.  The decrease is primarily due to a decrease in the Company’s cash of $791,347, a decrease in property and equipment held for operations of $476,658, and a decrease in inventory of $1,142,570. These decreases were partially offset by an increase in other assets of $54,097 and an increase in deferred tax asset of $193,623.

Our liabilities at December 31, 2014, totaled $9,525,854 compared to $5,919,824 at December 31, 2013, an increase of $3,606,031, or 60.91%.  The increase is primarily due to an increase in notes payable of $3,618,429, an increase in accounts payable of $628,275, and an increase in rent of $20,000. These increases were partially offset by a decrease in due to affiliates of $552,416 and a decrease in income tax payable of $124,649.

Total stockholder’s equity decreased from $4,436,737 at December 31, 2013, to $(2,093,833) at December 31, 2014.  This decrease was due to net loss generated for the year ended December 31, 2014 of $2,574,974 and by the purchase of the Company’s common stock held in Treasury Stock in the amount of $(4,076,441).

Cash and Cash Equivalents

The Company’s cash decreased from $1,875,187 at December 31, 2013, to $1,083,840 at December 31, 2014. The decrease in cash and cash equivalents was primarily due to the Company’s purchase of fixed assets.

Inventory

We began purchasing pipe for sale to customers in late 2007.  This was an opportunity for us to expand our services to our customers.  Inventory of pipe at December 31, 2014 was $1,166,478 compared to $2,309,048 at December 31, 2013.  It is anticipated that the Company will continue its efforts to expand its sales of oilfield pipe. This decrease is primarily attributable to pipe sales.

Property and Equipment

The decrease in property and equipment of $476,658 is primarily due to depreciation of $911,646 at December 31, 2014 partially offset by the purchase of equipment of $433,393. In 2014, no Property and Equipment held for investment was transferred.

Deferred Tax Asset/Income Taxes Payable

Due to the Company’s loss for the year ended December 31, 2014, our deferred tax asset associated with the net operating loss, federal contributions, capital loss carry-forwards, and general business credits has increased by $193,623 to a balance of $1,156,059 at December 31, 2014.

Accounts Payable

Accounts payable at December 31, 2014 totaled $2,737,988 compared to $2,109,713 at December 31, 2013, an increase of $628,275. This increase is primarily attributable to the cost of a vendor’s pipe which was accrued as a liability when sold.

Common Stock Outstanding

On April 1, 2009, we entered into an agreement with our majority stockholders whereby the stockholders agreed to cancel 165,100,000 common shares, respectively, for the consideration to be re-issued in the future. In 2010, the Company re-issued 115,100,000 of those shares with 50,000,000 still owed to the stockholders. On December 30, 2009, we agreed to issue 5,580,000 shares of our common stock in exchange for the remaining balance due to a supplier of equipment to the Company, which totaled $3,935,217 at December 31, 2009. In 2011, the Company issued 256,900 shares to key managers and others who management felt were responsible for helping the company return to profitability. In 2012, the Company issued an additional 92,550 shares to key managers and others. In 2013, the Company issued an additional 41,167 shares to key managers and others in consideration for their help in returning the Company to profitability. In 2014, the company purchased 3,617,075 shares.

Discussion of Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Revenues

Our revenue for the year ended December 31, 2014, was $3,956,612 compared to $5,335,553 for the year ended December 31, 2013, a decrease of $1,378,941, or 25.8%.  The decrease is attributable primarily to the decrease in pipe sales of $221,398, and a decrease of storage fees which decreased $121,117 from $556,517 for the year ended December 31, 2013 to $435,400 for the year ended December 31, 2014. This decrease was a result of the market’s correction for the recovery from the moratorium on deep water drilling in the Gulf of Mexico due the British Petroleum oil disaster and increased market competition. This decrease was accompanied by a decrease of Inspection Fees which decreased $1,212,161 from $2,493,238 in 2013 to $1,281,077 for the year ended December 31, 2014.

The following table presents the composition of revenue for the year December 31, 2014 and 2013:

Exploration Technologies	$1,281,077	32.4%	$2,493,238	63.0%	$(1,212,161)
Drilling, OCTG, & Equipment Sales	$822,844	20.8%	$1,044,242	26.4%	$(221,398)
Warehous & Storage Fees	$435,400	11.0%	$556,517	14.1%	$(121,117)
Rebillable Income	$257,328	6.5%	$298,373	7.5%	$(41,046)
Manufacturing	$1,159,963	29.3%	$943,183	23.8%	$216,780
Total Revenue	$3,956,612	100.0%	$5,335,553	100.0%	$(1,378,941)

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2014, was $3,822,826, or 96.6% of revenues, compared to $3,749,039, or 70.3% of revenues, for the year ended December 31, 2013.  The overall increase in our cost of revenue is primarily due to the increase in Transportation Costs which included in the Other Costs of Revenue. The primary reason for the increase in cost of sales as a percentage of revenues was due to the increase in inspection fees in relation to the amount of fixed costs included in our cost of revenue, such as depreciation on equipment and facilities, and insurance. Additionally, pipe is sold at a lower margin in relation to our service revenues.

The following table presents the composition of cost of revenue for the year ended December 31, 2014 and 2013:

	2014		2013		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employees and Related Costs	$522,714	13.7%	$482,575	12.6%	$40,140
Materials and Supplies	798,513	20.9%	1,089,814	28.5%	$(291,301)
Contractors	679,787	17.8%	823,462	21.5%	$(143,675)
Depreciation and Amortization	821,499	21.5%	840,654	22.0%	$(19,155)
Repairs and Maintenance	115,171	3.0%	98,435	2.6%	$16,736
Insurance	157,926	4.1%	154,549	4.0%	$3,376
Other Costs	727,216	19.0%	259,550	6.8%	$467,666
Total Cost of Revenues	$3,822,826	100.0%	$3,749,039	98.1%	$73,787

We have utilized the services of contractors to assist us as needed to provide timely and quality service to our customers.  We will continue our efforts to attract employees and retain qualified individuals to serve the needs of our customers.  The decrease in depreciation expense was the result of disposal of equipment through a sale and assets being fully depreciated. The decrease in other materials and supplies is due primarily to the decrease in sales of pipe.

Operating Expenses

For the year ended December 31, 2014, our operating expenses totaled $2,850,933, as compared to $1,895,678 in 2013, representing an increase of $955,255, or 50.39%.  The largest component of our operating expenses for 2014 consists of salaries and wages, professional fees, rent, depreciation, and other costs.  Salaries and wages for general and administrative personnel was $472,218 for the year ended December 31, 2014, compared to $517,622 for the year ended December 31, 2013, a decrease of $45,404, or 8.77%.  The decrease is attributable to the decrease in administrative pay pertaining to pipe sales.

Professional services expense increased from $442,755 for the year ended December 31, 2013, to $639,126 for the year ended December 31, 2014, an increase of $196,371, or 44.35%.  The increase is primarily a result of an increase in attorney fees resulting from resolved legal matters and the application for the Houston facility free trade zone.

Rent expense totaled $34,320 for the year ended December 31, 2014, as compared to $69,798 for the year ended December 31, 2013, a decrease of $35,478, or 50.83%.  Rent expense for both the year ended December 31, 2014, and for the year ended December 31, 2013, pertains primarily to our rental of office space for our headquarters in Lafayette as well as our rental of land and facilities for operating purposes.

Other Income and Expense

Other income and expense consists of investment income, gain or loss on sale of assets, and interest expense.  For the year ended December 31, 2014, other expense, net of other income, totaled $51,450, as compared to other expense, net of other income, totaled $70,641 for the year ended December 31, 2013. The decrease is attributable primarily to the decrease of interest expense.

Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $13,226 for the year ended December 31, 2014, compared to investment income of $19,465 for the year ended December 31, 2013. For the year ended December 31, 2014, investment income consisted primarily of interest income of $13,159 and dividend income of $129.  At December 31, 2014, the investment account consisted solely of cash equivalents.

Interest expense totaled $64,462 for the year ended December 31, 2014, as compared to $160,106 for the year ended December 31, 2013, an increase of $95,644, or 59.74%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the year ended December 31, 2014, we reported an income tax benefit of $193,623 , compared to an income tax benefit of $132,668 for the year ended December 31, 2013, an increase of $60,955, or 45.95%, which was attributable to the increased net loss for the year.

Capital Resources and Liquidity

At December 31, 2014, we had $1,083,840 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with continued operations.  Cash outflows for investing purposes have consisted primarily of the acquisition of equipment and other technology to better serve our customers.  Most of the costs of those acquisitions have been offset by the sale of excess equipment. Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ENERGY & TECHNOLOGY, CORP.

Financial Statements

December 31, 2014 and 2013

Contents

Basic Financial Statements

Consolidated Balance Sheets	F-2 - F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-12

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$1,083,840	$1,875,187
Accounts Receivable
Trade, Net	304,691	1,029,761
Other	77,078	73,800
Inventory	1,166,478	2,309,048
Prepaid Expenses	20,291	37,173
Deferred Tax Asset	1,156,059	962,436

Total Current Assets	3,808,437	6,287,405

Property and Equipment, Net
Held for Operations, Net	3,173,578	3,650,236
Held for Investment	0	0

Total Property & Equipment	3,173,578	3,650,236

Other Assets
Patent, net	386,528	409,538
Deposits	4,988	4,988
Other Assets	58,490	4,393

Total Other Assets	450,006	418,920

Total Assets	$7,432,021	$10,356,561

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
	(Unaudited)	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$16,172	$364,046
Accounts Payable	2,737,988	2,109,713
Accrued Payroll and Payroll Liabilities	70,748	54,357
Accrued Rent	1,957,500	1,937,500
Income Taxes Payable	25,287	149,936

Total Current Liabilities	4,807,695	4,615,552

Long-Term Liabilities
Notes Payable	3,974,369	8,066
Deferred Taxes Payable	604,271	604,271
Due to Affiliates	139,519	691,935

Total Long-Term Liabilities	4,718,159	1,304,272

Total Liabilities	9,525,854	5,919,824

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 165,548,766
Shares and 169,165,841 shares Issued and Outstanding at December 31,
2014, and 2013, respectively, with 80,834,159 Shares and
80,813,883 Shares unissued at December 31, 2014, and 2013, respectively	169,186	169,186
Discount on Common Stock	(115,100)	(115,100)
Treasury Stock	(4,076,441)	(120,845)
Paid-In Capital	4,297,022	4,297,022
Retained Earnings	(2,368,500)	206,474

Total Stockholders' Equity	(2,093,833)	4,436,737

Total Liabilities and Stockholders' Equity	$7,432,021	$10,356,561

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations

For the Years Ended December 31, 2014 and 2013

	2014		2013
	(Unaudited)		(Unaudited)

Revenues		$3,956,612		$5,335,553
Cost of Revenues
Materials and Supplies		798,513		1,089,814
Subcontract Labor		679,787		823,462
Depreciation		792,713		811,868
Labor and Related Costs		522,714		482,575
Repairs and Maintenance		115,171		98,435
Insurance		157,926		154,549
Other Costs		727,216		259,550
Patent Amortization		28,786		28,786

Total Cost of Revenues		3,822,826		3,749,039

Gross Profit		133,786		1,586,514

Operating Expenses
Salaries and Wages		472,218		517,622
Other		290,317		318,449
Professional Services		639,126		442,755
Rent		34,320		69,798
Depreciation		118,933		144,906
Travel, Lodging and Meals		81,254		127,835
Utilities		73,896		64,585
Office Supplies and Expenses		78,494		82,397
Repairs and Maintenance		60,180		69,522
Communications		30,683		43,781
Loss on Inventory Valuation		854,986		0
Bad Debts		116,526		14,028

Total Operating Expenses		2,850,933		1,895,678

Loss from Operations		(2,717,147)		(309,164)

Other Income (Expense)
Gain (Loss) on Sale of Assets		(214)		70,000
Investment Income (Expense)		13,226		19,465
Interest Expense		(64,462)		(160,106)

Total Other Income (Expense)		(51,450)		(70,641)

Loss Before Provision for Income Taxes		(2,768,597)		(379,805)

Benefit for Income Taxes		(193,623)		(132,668)

Net Income (Loss)		$(2,574,974)		$(247,137)

Loss per Share - Basic	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2014 and 2013

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Stock	Earnings	Equity

Balance at January 1, 2013	169,144,950	$169,145	$(115,100)	$4,288,830	$-	$453,611	$4,796,486

Share buyback	(20,276)				(120,845)		$(120,845)

Bonus shares issued	41,167	41	-	8,192	-	-	$8,233

Net (Loss)	-	-	-	-	-	(247,137)	$(247,137)

Balance at December 31, 2013	169,165,841	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

Balance at January 1, 2014	169,165,841	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

Share buyback	(3,617,075)	-	-	-	(3,955,596)		$(3,955,596)

Bonus shares issued			-			-	$-

Net (Loss)	-	-	-	-		(2,574,974)	$(2,574,974)

Balance at December 31, 2014	165,548,766	$169,186	$(115,100)	$4,297,022	$(4,076,441)	$(2,368,500)	$(2,093,833)

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities
Net Loss	$(2,574,974)	$(247,137)
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Bad Debts	116,526	14,028
Depreciation	910,051	956,774
Amortization of Patent Costs	28,786	28,786
Gain Loss on sale of asset		(70,000)
Inventory Valuation	854,986
Deferred Income Taxes	(193,623)	(293,749)
Issuance of Stock as Bonus		8,233
Changes in Assets and Liabilities
Trade Receivables	608,544	(846,631)
Other Receivables	(3,278)	-
Inventory	287,584	569,037
Prepaid Expenses	16,882	61,828
Accounts Payable	628,275	(110,332)
Customer Deposits	-	-
Accrued Payroll and Payroll Liabilities	16,391	(7,991)
Income Taxes Payable	(124,649)	108,594
Accrued Rent	20,000	150,000

Net Cash Provided by Operating Activities	591,501	321,440

Cash Flows from Investing Activities
Decrease in Other Assets	(54,097)	(61,614)
Patent Costs	(5,775)
Sale of Property and Equipment		70,000
Purchase of Property and Equipment	(433,393)	(25,607)

Net Cash Provided by (Used in) Investing Activities	(493,265)	(17,221)

Cash Flows from Financing Activities
Purchase of Treasury Stock	(3,955,596)	(120,845)
Borrowings (Principal Repayments) to Affiliates	(552,416)	(662,515)
Borrowings (Principal Repayments) on Notes Payable	3,618,429	(524,867)

Net Cash Provided by (Used in) Financing Activities	(889,583)	(1,308,227)

Net Increase (Decrease) in Cash and Cash Equivalents	(791,347)	(1,004,008)

Cash and Cash Equivalents, Beginning of Year	1,875,187	2,879,195

Cash and Cash Equivalents, End of Year	$1,083,840	$1,875,187

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$64,462	$25,045

Cash Paid During the Period for Income Taxes	$124,349	$46,306

Stock Issued for Services	$-	$8,233

Non-Cash Investing and Financing Activity
Transfer of Property for Reduction of Notes Payable	$1,095,583	$1,095,583

Issuance of Notes Payable to Purchase Treasury Stock	$3,935,217	$-

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.	Organization

This Financial statement is unaudited and awaiting for the audited version to be amended. Energy and Technology, Corp. (the Company) was formed November 29, 2006 under the laws of the State of Delaware in order to acquire and to take over the assets and business of Technical Industries, Inc. (TII).  On that date, the Company issued 125,000,000 shares of common stock to American Interest, LLC, in exchange for founder services rendered.  The fair value of these services was considered immaterial, and no amounts were recognized in the financial statements.  At the time the shares were issued to American Interest, LLC, the Company had no assets, operations, or cash flows.  As such, the stock had no value at the time the Company was established.  The par value was arbitrarily established in order to comply with the State of Delaware laws.  In order to reflect the par value of the shares issued, the Company recognized a discount on capital stock as a contra-equity account within the equity section of the consolidated balance sheets.

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $9,035 for the years ended December 31, 2014 and 2013 respectively.

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2014 and 2013, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At December 31, 2014, the balance due from two customers represented 49% of receivables, and sales to those two customers represented 54% of revenues for the year ended December 31, 2014

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $32,264 and $34,455, for the year ended December 31, 2014 and 2013, respectively.

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

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years. Amortization expense for 2014 and 2013 was $28,786 and $28,786, respectively. Estimated amortization expense for each of the ensuring years through December 31, 2017 is $28,786 per year.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Property and Equipment

	2014	2013

Buildings and Improvements	$3,042,385	$3,042,385
Equipment	5,827,230	5,626,649
Autos and Trucks	304,495	255,894
Construction in Progress	184,210
Office Furniture	32,657	32,657
	9,390,977	8,957,585
Less: Accumulated Depreciation	(6,217,399)	(5,307,349)
Total	$3,173,578	$3,650,236

Depreciation expense amounted to $914,647 and $956,774 for the period ended December 31, 2014 and 2013, respectively.

During 2013, Property and Equipment held for investment were transferred for a reduction of Notes Payable, specifically Due to Affiliates, in the amount of $1,095,583.

Note 5.	Related Party Transactions

Included in due to affiliates at December 31, 2014 and 2013, is $139,519 and $691,935 respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $55,355 and $135,060 for the years ended December 31, 2014 and 2013, respectively.

Note 6.	Notes Payable

Notes payable at December 31, 2014 and December 31, 2013 consist of the following:

	2014	2013
Secured fixed term note of $213,226 due October 2014; fixed interest rate of 5.98%	$-	$27,241
Secured fixed term note of $340,990 due December 2014; fixed interest rate of 5.93%	-	66,554
Secured fixed term note of $260,000 due May 2015; fixed interest rate of 5.4%	-	63,525
Secured fixed term note of $60,303 due November 2015; fixed interest rate of 2.9%	4,248	18,312
Secured fixed term note of $23,968 due February 2016; fixed interest rate of 6.0%	3,801	9,397
Secured fixed term note of $449,000 due October 2014; fixed interest rate of 0.0%	-	187,083
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	47,274	-
Unsecured variable term note of $3,935,217 ; fixed interest rate of 4.0%	3,935,217	-
Secured fixed term note of $96,213 August 2013; fixed interest rate of 7.95%	-	-
	$3,990,540	$372,112
Less: Current Portion	16,172	364,046
Long-Term Portion	$3,974,368	$8,066

Following are maturities of long-term debt at December 31, 2014:

Fiscal Year Ending December 31,	Amount
2015	$7,473
2016	7,730
2017	7,996
2018	8,271
2019	8,556
Thereafter	3,934,342

Total	$3,974,368

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Income Taxes

The deferred tax asset and deferred tax liability comprised the following at December 31, 2014 and 2013:

	2014	2013
Deferred Tax Asset- Net Operating
Loss Carryforwards	$1,156,059	$962,436

Deferred Tax Liability- Fixed Assets
(Excess Depreciation)	(604,271)	(604,271)

Net Deferred Tax Asset (Liability)	$551,788	$358,165

Note 8.	Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,548,766 and 169,165,841 as of December 31, 2014 and December 31, 2013 respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2014 and December 31, 2013, there were no shares issued and outstanding.

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

There were no potentially dilutive common stock equivalents as of December 31, 2014, therefore basic earnings per share equals diluted earnings per share for the year ended December 31, 2014. As the Company incurred a net loss during the year ended December 31, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the year ended December 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 169,149,947,, and 169,149,947 for the years ended December 31, 2014 and 2013, respectively.

Note 10.	Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030. The Company also leases land for operating purposes on a month to month basis. Rent expense for the year ended December 31, 2014 and 2013 was $203,860, and $247,437, respectively.

Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 2014 are as follows:

2015	6,000
2016	6,000
2017	6,000
2018	6,000
Thereafter	70,500

Total	$94,500

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Litigation and Contingent Liabilities

The Company is currently involved in litigation with a supplier regarding a contract agreement for the Company to serve as a distributor for the suppliers products. The Company has recorded a liability of $2,252,936 for net proceeds due the supplier from sales of its product.

Note 12.	Major Customers

For the year ended December 31, 2014, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these two customers were approximately 54% of total revenues, and total balance due from these two customers at December 31, 2014 was $151,582. For the year ended December 31, 2013, the Company had two customers for which revenue generated from the customer amounted to approximately 58% of the Company’s total revenue. At December 31, 2013, these customers had a trade receivable balance of $802,583

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

	December 31,
	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash	$1,083,840	$1,083,840	$1,875,187	$1,875,187

Financial Liabilities
Notes Payable	$3,990,541	$3,990,541	$372,112	$372,112
Due to Affiliates	139,519	139,519	691,935	691,935
	$4,130,060	$4,130,060	$1,064,047	$1,064,047

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant was The Hall Group. The Hall Group lost its PCAOB certification which required the company to find new auditors. Our accountant is now MaloneBailey,LLP. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the Company’s disclosure controls and procedures. As defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that evaluation and the criteria set forth in the COSO Report, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s and their respective ages as of December 31, 2014 are as follows:

NAME	AGE	POSITION

George Sfeir	58	President, Chief Executive Officer, Chief Financial Officer and Director
Edmund J. Baudoin, Jr.	59	Treasurer

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

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2014.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to Form 10-K filed on March 30, 2009.

ITEM 11.          EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until the fiscal year ended December 31, 2014 and 2013. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2014, and 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

						Non-Equity	Non-Qualified
				Stock	Option	Incentive Plan	Deferred	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
George Sfeir, President, Chief Executive Officer	2014	120,640	0	0	0	0	0	0	120,640
and Director	2013	92,800	0	0	0	0	0	0	92,800

Amer Salhi,
Chief Financial Officer and	2014	0	0	0	0	0	0	0	0
Secretary	2013	52,400	300	0	0	0	0	0	52,700

Edmund J. Baudoin, Jr.,	2014	60,320	200	0	0	0	0	0	60,520
Treasurer	2013	59,544	416	0	0	0	0	0	59,960

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2014.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2014 by the executive officer named in the Summary Compensation Table.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2014 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	of Beneficial Owner	of Beneficial Owner	Class (1)

Common Stock	American Interest, LLC (2)	149,146,255	90.1%
Restricted	Petroleum Towers, Suite 530
	P.O. Box 52523
	Lafayette, LA 70505

Common Stock	Sfeir Family Trust (2)	13,732,500	8.3%
Restricted	Petroleum Towers, Suite 530
	P.O. Box 52523
	Lafayette, LA 70505

Common Stock	Edmund J. Baudoin, Jr.	3,000	Less than 1%
Restricted	Petroleum Towers, Suite 530
	P.O. Box 52523
	Lafayette, LA 70505

Common Stock	George Sfeir	5,000	Less than 1%
Restricted	Petroleum Towers, Suite 530
	P.O. Box 52523
	Lafayette, LA 70505

Common Stock	All executive officers	8,000	Less than 1%
Restricted	and directors as a group

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2014 and 2013, for the reviews of the financial statements included in our reports on Form 10-Q, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.  Audit fees pertaining to services provided to the Company for the fiscal years ended December 31, 2014 and 2013, amount to $43,355 and $42,781, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-    approved by our audit committee; or

-    entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

Our audit committee, which includes: Lindsey Sonnier (CPA, MS),Michael Crochet (independent financial auditor),Wayne Hall (independent CPA) and Nivine Mahdi (Finance) and our entire board of directors pre-approves all services provided by our independent auditors.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized. The attached report is not audited and will soon amend by the audited report when received.

ENERGY & TECHNOLOGY CORP.

Dated: April 15, 2015

By	/s/ George M. Sfeir
George M. Sfeir,
President,
Chief Executive Officer,
Chief Financial Officer

By	/s/ Edmund J. Baudoin, Jr.
Edmund J. Baudoin, Jr.
Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	April 15, 2015
George M. Sfeir	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

