Form 10-Q
period 2015-03-31
ENERGY & TECHNOLOGY CORP.
filed 2015-05-15
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ENERGY & TECHNOLOGY, CORP.

(Exact name of registrant as specified in Charter)

DELAWARE	333-143215	26-0198662
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Petroleum Towers, Suite 530

3639 Ambassador Caffery Blvd

Mail to: P.O. Box 52523

Lafayette, LA 70505

 (Address of Principal Executive Offices)

 _______________

+ 1-337- 984-2000

 (Issuer Telephone number)

+ 1-337- 988-1777

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

According to the Company’s only transfer agent of record, Olde Monmoth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of March 31, 2015, is 165,548,766 shares of common stock. The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

March 31, 2015

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

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$507,868	$1,083,840
Accounts Receivable
Trade, Net	248,525	304,691
Other	90,146	77,078
Inventory	1,166,478	1,166,478
Prepaid Expenses	107,157	20,291
Deferred Tax Asset	1,156,059	1,156,059

Total Current Assets	3,276,233	3,808,437

Property and Equipment, Net
Held for Operations, Net	3,188,790	3,173,578
Held for Investment	-	-

Total Property & Equipment	3,188,790	3,173,578

Other Assets
Patent, net	383,581	386,528
Deposits	4,988	4,988
Other Assets	60,110	58,490

Total Other Assets	448,679	450,006

Total Assets	$6,913,702	$7,432,021

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$86,633	$16,172
Accounts Payable	2,629,166	2,737,988
Accrued Payroll and Payroll Liabilities	18,907	70,748
Accrued Rent	1,995,000	1,957,500
Income Taxes Payable	25,287	25,287

Total Current Liabilities	4,754,993	4,807,695

Long-Term Liabilities
Notes Payable	4,004,200	3,974,369
Deferred Taxes Payable	431,559	604,271
Due to Affiliates	131,326	139,519

Total Long-Term Liabilities	4,567,085	4,718,159

Total Liabilities	9,322,078	9,525,854

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, and 165,548,766
Shares Issued and Outstanding at March 31, 2015 and December 31, 2014, respectively
With 80,813,883 Shares unissued at March 31, 2015 and December 31, 2014	169,186	169,186
Discount on Common Stock	(115,100)	(115,100)
Treasury Stock	(4,076,441)	(4,076,441)
Paid-In Capital	4,297,022	4,297,022
Retained Earnings	(2,683,043)	(2,368,500)

Total Stockholders' Equity	(2,408,376)	(2,093,833)

Total Liabilities and Stockholders' Equity	$6,913,702	$7,432,021

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2015 and March 31, 2014

	Three Months Ended
	March 31,	March 31,
	2015	2014

Revenues	$479,548	$952,211
Cost of Revenues
Materials and Supplies	14,901	172,929
Contractor	120,838	195,008
Depreciation	125,709	191,428
Employees and Related Costs	150,402	120,704
Repairs and Maintenance	31,308	14,336
Insurance	38,000	45,531
Other Costs	136,571	186,695
Patent Amortization	7,196	7,196

Total Cost of Revenues	624,925	933,827

Gross Profit	(145,377)	18,384

Operating Expenses
Salaries and Wages	152,833	129,076
Other	34,772	94,464
Professional Services	47,316	88,750
Rent	9,250	9,120
Depreciation	30,229	30,509
Travel, Lodging and Meals	17,439	38,116
Utilities	15,092	20,987
Office Supplies and Expenses	18,135	29,883
Repairs and Maintenance	9,523	24,935
Communications	8,115	10,204
Bad Debts	-	114,673

Total Operating Expenses	342,704	590,717

Loss from Operations	(488,081)	(572,333)

Other Income (Expense)
Gain (Loss) on Sale of Assets	2,105	(214)
Investment Income (Expense)	3,012	5,202
Interest Expense	(4,291)	(17,321)

Total Other Income (Expense)	826	(12,333)

Loss Before Provision for Income Taxes	(487,255)	(584,666)

Benefit for Income Taxes	(172,712)	(173,707)

Loss	$(314,543)	$(410,959)

Loss per Share - Basic	$ NM	$ NM

Loss per Share - Diluted	$ NM	$ NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2014 and the Three Months Ended March 31, 2015

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Stock	Earnings	Equity

Balance at January 1, 2014	169,165,841	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

Share buyback	(3,617,075)	-	-	-	(3,955,596)	-	$(3,955,596)

Bonus shares issued	-	-	-	-	-	-	$-

Net (Loss)	-	-	-	-	-	(2,574,974)	$(2,574,974)

Balance at December 31, 2014	165,548,766	$169,186	$(115,100)	$4,297,022	$(4,076,441)	$(2,368,500)	$(2,093,833)

Balance at January 1, 2015	165,548,766	$169,186	$(115,100)	$4,297,022	$(4,076,441)	$(2,368,500)	$(2,093,833)

Share buyback	-	-	-	-	-	-	$-

Bonus shares issued	-	-	-	-	-	-	$-

Net (Loss)	-	-	-	-	-	(314,543)	$(314,543)

Balance at March 31, 2015	165,548,766	$169,186	$(115,100)	$4,297,022	$(4,076,441)	$(2,683,043)	$(2,408,376)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended
	March 31,	March 31,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(314,543)	$(410,959)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Bad Debts		114,673
Depreciation	155,938	221,936
Amortization of Patent Costs	7,196	7,196
Gain/Loss on disposal of asset	(2,105)	214
Deferred Income Taxes	(172,712)	(173,707)
Changes in Assets and Liabilities
Trade Receivables	56,166	415,206
Other Receivables	-	-
Inventory		153,354
Prepaid Expenses	(86,866)	(82,237)
Accounts Payable	(108,822)	(15,242)
Accrued Payroll and Payroll Liabilities	(51,841)	(21,550)
Income Taxes Payable		(109,515)
Accrued Rent	37,500	37,500

Net Cash Provided by Operating Activities	(480,089)	136,869

Cash Flows from Investing Activities
Decrease in Other Assets	(1,620)	(1,377)
Patent Costs	(4,249)	(4,028)
Purchase of Property	(169,045)	-
Other Receivables	(13,068)	(25,329)

Net Cash Provided by (Used in) Investing Activities	(187,982)	(30,734)

Cash Flows from Financing Activities
Purchase of Treasury Stock	-	-
Borrowings (Principal Repayments) to Affiliates	(8,193)	(297,126)
Borrowings (Principal Repayments) on Notes Payable	100,292	(23,667)

Net Cash Provided by (Used in) Financing Activities	92,099	(320,793)

Net Increase (Decrease) in Cash and Cash Equivalents	(575,972)	(214,658)

Cash and Cash Equivalents, Beginning of Year	1,083,840	1,875,187

Cash and Cash Equivalents, End of Year	$507,868	$1,660,529

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$3,361	$2,833

Cash Paid During the Period for Income Taxes	$-	$150,000

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.   Organization

This Financial statement is unaudited and not reviewed by our independent auditor.

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at March 31, 2015 and at December 31, 2014, respectively.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2015 and at December 31, 2014, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At March 31, 2015, the balance due from two customers represented 50% of receivables, and sales to five customers represented 79% of revenues for the three months ended March 31, 2015.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $1,486 and $15,747, for the three months ended March 31, 2015 and 2014, respectively.

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

The Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and is being amortized over 20 years. Amortization expense for the three months, ended March 31, 2015 and 2014, respectively, was $7,196 and $7,196, respectively.

Note 4.   Property and Equipment

Property and equipment consists of the following at March 31, 2015 and December 31, 2014, respectively:

	2015	2014

Buildings and Improvements	$3,142,785	$3,042,385
Equipment	5,827,230	5,827,230
Autos and Trucks	260,932	304,495
Office Furniture	34,025	32,657
Construction in Progress	241,083	184,210
	9,506,055	9,390,977
Less: Accumulated Depreciation	-6,317,265	-6,217,399
Total	$3,188,790	$3,173,578

Depreciation expense amounted to $155,938 and $221,937 for the three months ended March 31, 2015 and 2014, respectively.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Related Party Transactions

Included in due to affiliates at March 31, 2015 and December 31, 2014, is $131,326 and $139,519 respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $2,790 and $13,839 for the three months ended March 31, 2015 and 2014, respectively.

Note 6.   Notes Payable

Notes payable at March 31, 2015 and December 31, 2014 consist of the following:

	2015	2014
Secured fixed term note of $60,303 due November 2015; fixed interest rate of 2.9%	-	4,248
Secured fixed term note of $23,968 due February 2016; fixed interest rate of 6.0%	2,350	3,801
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	45,269	47,274
Unsecured variable term note of $3,935,217; fixed interest rate of 4.0%	3,935,217	3,935,217
Secured fixed term note of $31,905.36 due March 2018; fixed interest rate of 5.4%	31,905	-
Secured fixed term note of $106,575 due November 2015; fixed interest rate of 6.99%	76,091	-
	$4,090,833	$3,990,540
Less: Current Portion	86,633	364,046
Long-Term Portion	$4,004,200	$3,626,494

Following are maturities of long-term debt at December 31, 2014:

Fiscal Year Ending
December 31,	Amount
2015	$7,473
2016	7,730
2017	7,996
2018	8,271
2019	8,556
Thereafter	3,586,468

Total	$3,626,494

Note 7.   Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,548,766 and 165,548,766 as of March 31, 2015 and December 31, 2014, respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock. As of March 31, 2015 and December 31, 2014, there were no shares issued and outstanding. In 2014, the company purchased 3,617,075 shares of common stock now in Treasury.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

There were no potentially dilutive common stock equivalents as of March 31, 2015, therefore basic earnings per share equals diluted earnings per share for the three months ended March 31, 2015. As the Company incurred a net loss during the three months ended March 31, 2015, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the year ended December 31, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 168,332,363 for the three months ended March 31, 2015 and the year ended December 31, 2014.

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

Note 11. Major Customers

For the three months ended March 31, 2015, the Company had five customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these two customers were approximately 78% of total revenues, and total balance due from these two customers at March 31, 2015 was $179,715.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at March 31, 2015 or December 31, 2014, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at March 31, 2015 and December 31, 2014, should not necessarily be considered to apply at subsequent dates.

	March 31,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash	$507,868	$507,868	$1,083,840	$1,083,840

Financial Liabilities
Notes Payable	$4,090,833	$4,090,833	$3,990,541	$3,990,541
Due to Affiliates	131,326	131,326	139,519	139,519
	$4,222,159	$4,222,159	$4,130,060	$4,130,060

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

Note 13. Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2015. In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Increased Sales and Marketing Effort

Energy & Technology, Corp. hired three qualified personnel in order to help the marketing and sales effort. New business was generated from referrals, technical sessions given to oil and gas and industry related companies, the Company website, and through the use of a marketing company on a limited basis. Recently, several new deep water well permits were issued in the Gulf of Mexico. As a result, ENGT has experienced significant new interest from major oil and gas companies - including site visits and evaluations - for its VisonArray™ deep water and critical well technologies, and ENGT Manufacturing facilities.   Currently, there are several employees whose duties are focused on sales, and one marketing and promotional activity director.  Management believes revenue can be greatly increased by expanding the Company's sales force.

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

Inventory. Inventory is stated at the lower of cost determined by the specific identification method or market. At March 31, 2015, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2014 to March 31, 2015

At March 31, 2015, total assets amounted to $6,913,702 compared to $7,432,021 at December 31, 2014, a decrease of $518,319, or 6.97%. The decrease is primarily due to a decrease in cash of $575,972, a decrease in accounts receivable of $56,166 and a decrease in patents of $2,947, partially offset by an increase in property and equipment held for operations of $15,212, an increase in other receivables of $13,068, an increase of other assets of $1,620, and an increase in prepaid expenses of $86,866.

Our liabilities at March 31, 2015, totaled $9,322,078 compared to $9,525,854 at December 31, 2014, a decrease of $203,776, or 2.14%. The decrease is primarily due to a decrease in due to affiliates of $8,194, a decrease in accounts payable of $108,822, a decrease in accrued payroll and payroll liabilities of $51,841, and a decrease in deferred taxes payable of $172,712, partially offset by an increase in accrued rent of $37,500, and an increase in notes payable of $100,292.

Total stockholder’s equity decreased from $2,093,833 at December 31, 2014, to $2,408,376 at March 31, 2015. This decrease was due to our net loss for the three months ended March 31, 2015.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $507,868 at March 31, 2015, a decrease of $575,972 from the balance of $1,083,840 at December 31, 2014. The decrease in cash and cash equivalents was primarily due to amounts used to reduce debt, partially offset by the cash generated from operating activities for the three months ended March 31, 2015.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the three months ended March 31, 2015 of $155,938.

Accounts Payable

Accounts payable at March 31, 2015 totaled $2,629,166 compared to $2,737,988 at December 31, 2014, a decrease of $108,822. The decrease is primarily due to payments on pipe.

Discussion of Results of Operations for the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Revenues

Our revenue for the three months ended March 31, 2015, was $479,548, compared to $952,211, for the three months ended March 31, 2014, a decrease of $472,663, or 49.64%. The decrease is attributable primarily to a decrease in manufacturing income.

The following table presents the composition of revenue for the three months ended March 31, 2015 and 2014:

	2015		2014		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$228,337	47.6%	$291,386	30.6%	$(63,050)
Drilling, OCTG, & Equipment Sales	$-	0.0%	$142,970	15.0%	$(142,970)
Warehouse & Storage Fees	$73,410	15.3%	$107,100	11.2%	$(33,690)
Rebillable Income	$39,174	8.2%	$108,733	11.4%	$(69,559)
Manufacturing	$138,627	28.9%	$302,021	31.7%	$(163,394)
Total Revenue	$479,548	100.0%	$952,211	100.0%	$(472,663)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended March 31, 2015, was $624,925, or 130.3% of revenues, compared to $933,827, or 98.1% of revenues, for the three months ended March 31, 2014. The overall decrease in our cost of revenue is primarily due to a decrease in materials and supplies.

The following table presents the composition of cost of revenue for the three months ended March 31, 2015 and 2014:

	2015		2014		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Materials and Supplies	14,901	2.4%	172,929	18.5%	$(158,028)
Contractor	120,838	19.3%	195,008	20.9%	$(74,170)
Depreciation and Amortization	132,905	21.3%	198,624	21.3%	$(65,719)
Employees and Related Costs	150,402	24.1%	120,704	12.9%	$29,698
Repairs and Maintenance	31,308	5.0%	14,336	1.5%	$16,971
Insurance	38,000	6.1%	45,531	4.9%	$(7,531)
Other Costs	136,571	21.9%	186,695	20.0%	$(50,124)
Total Cost of Revenues	$624,925	100.0%	$933,827	100.0%	$(308,902)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended March 31, 2015, our operating expenses totaled $342,704 as compared to $590,717 in 2014, representing a decrease of $248,013, or 41.99%. The largest components of our operating expense for 2015 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $152,833 for the three months ended March 31, 2015, compared to $129,076 the three months ended March 31, 2014, an increase of $23,757, or 18.41%.

Professional services expense decreased from $88,750 for the three months ended March 31, 2014, to $47,316 for the three months ended March 31, 2015, a decrease of $41,434, or 57.13%. The decrease is primarily a result of employing an accountant to handle the company’s financials instead of using an accounting firm and a decrease in legal fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other income, net, totaled $826 for the three months ended March 31, 2015, compared to other expenses, net, of $12,333, for the three months ended March 31, 2014, an increase of $13,159 or 106.7%. Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to income of $3,012 for the three months ended March 31, 2015, compared to income of $5,202 for the three months ended March 31, 2014.

Interest expense totaled $4,291 for the three months ended March 31, 2015, as compared to $17,321 for the three months ended March 31, 2014, a decrease of $13,030, or 75.23%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the three months ended March 31, 2015, we reported a deferred income tax benefit of $172,712 compared to income tax benefit of $173,707 for the three months ended March 31, 2014, a decrease of $995, or 0.57%. The change was due to the net loss for the three month period.

Comparative financial information for the three months ended March 31

	March 31,	March 31,	March 31,	March 31,	March 31,
	2015	2014	2013	2012	2011

Revenues, for the first quarter	$479,548	$952,211	$960,675	$3,438,678	$180,732
Cost of Revenues	624,925	933,827	1,101,775	2,524,605	520,867

Gross Profit (Loss)	(145,377)	18,384	(141,100)	914,073	(340,135)

Operating Expenses
General & Administrative Expenses	312,475	560,208	507,915	462,612	339,098
Depreciation	30,229	30,509	41,019	41,140	40,952

Total Operating Expenses	342,704	590,717	548,934	503,752	380,050

Income (Loss) from Operations	(488,081)	(572,333)	(690,034)	410,321	(720,185)

Other Income (Expense)	826	(12,333)	(33,094)	(35,221)	(38,908)

Income (Loss) Before Income Taxes	(487,255)	(584,666)	(723,128)	375,100	(759,093)

Provision for Income Taxes	(172,712)	(173,707)	(238,909)	125,952	(263,454)

Net Income (Loss)	$(314,543)	$(410,959)	$(484,219)	$249,148	$(495,639)

Capital Resources and Liquidity

As of March 31, 2015, we had $507,868 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2014 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2015 as we implement our Sarbanes Oxley Act testing.

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

ENERGY & TECHNOLOGY, CORP.

Date: May 14, 2015	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, Chief Financial Officer, and Director

