Form 10-Q
period 2015-06-30
ENERGY & TECHNOLOGY CORP.
filed 2015-08-14
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2015

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

 + 1-337- 984-2000

 (Issuer Telephone number)

+ 1-337- 988-1777

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

According to the Company’s transfer agent of record, Olde Monmoth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of June 30, 2015, is 165,548,766 shares of common stock. The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

June 30, 2015

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

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$423,534	$1,083,840
Accounts Receivable
Trade, Net	235,287	304,691
Other	24,173	77,078
Inventory	1,008,123	1,166,478
Prepaid Expenses	65,334	20,291
Deferred Tax Asset	-	1,156,059

Total Current Assets	1,756,451	3,808,437

Property and Equipment, Net
Held for Operations, Net	3,282,152	3,173,578
Held for Investment	-	-

Total Property & Equipment	3,282,152	3,173,578

Other Assets
Patent, net	13,150	386,528
Deposits	4,988	4,988
Other Assets	60,780	58,490

Total Other Assets	78,918	450,006

Total Assets	$5,117,521	$7,432,021

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$4,009,548	$16,172
Accounts Payable	491,914	2,737,988
Accrued Payroll and Payroll Liabilities	57,691	70,748
Accrued Rent	2,032,500	1,957,500
Due to Affiliates	1,813	-
Income Taxes Payable	25,287	25,287

Total Current Liabilities	6,618,754	4,807,695

Long-Term Liabilities
Notes Payable	45,484	3,974,369
Deferred Taxes Payable	(6,936)	604,271
Due to Affiliates	49,601	139,519

Total Long-Term Liabilities	88,149	4,718,159

Total Liabilities	6,706,903	9,525,854

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,165,841 and 169,186,117 Shares Issued and Outstanding at June 30, 2014 and December 31, 2013, With 80,834,159 and 80,813,883 Shares unissued at June 30, 2014 and December 31, 2013	169,186	169,186
Discount on Common Stock	(115,100)	(115,100)
Treasury Stock	(4,076,441)	(4,076,441)
Paid-In Capital	4,342,306	4,297,022
Retained Earnings	(1,909,333)	(2,368,500)

Total Stockholders' Equity	(1,589,382)	(2,093,833)

Total Liabilities and Stockholders' Equity	$5,117,521	$7,432,021

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended June 30, 2015 and June 30, 2014
For the Six Months Ended June 30, 2015 and June 30, 2014

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2015		2014		2015		2014

Revenues		$669,023		$968,123		$1,148,570		$1,920,333
Cost of Revenues
Materials and Supplies		41,114		171,559		56,015		344,487
Subcontract Labor		124,651		184,831		245,489		379,839
Depreciation		125,694		192,116		251,404		383,544
Employees and Related Costs		108,484		111,662		259,252		232,366
Repairs and Maintenance		33,494		17,410		65,007		31,747
Insurance		37,209		46,330		75,210		91,861
Other Costs		167,853		228,462		304,424		415,156
Patent Amortization		(7,196)		7,196				14,393

Total Cost of Revenues		631,303		959,566		1,256,801		1,893,393

Gross Profit		37,720		8,557		(108,231)		26,940

Operating Expenses
Administrative Salaries and Wages		196,477		100,515		349,309		229,591
Other		94,160		62,299		130,284		156,763
Professional Services		75,259		57,741		122,575		146,491
Rent		14,986		8,400		24,236		17,520
Depreciation		30,192		29,079		60,421		59,588
Travel, Lodging and Meals		23,063		20,575		40,500		58,692
Utilities		16,298		15,477		31,389		36,464
Office Supplies and Expenses		19,014		23,306		37,149		53,189
Repairs and Maintenance		17,705		19,899		27,022		44,833
Communications		7,989		5,751		16,104		15,955
Bad Debts		-		2,050		-		116,723

Total Operating Expenses		495,143		345,092		838,989		935,809

Loss from Operations		(457,423)		(336,535)		(947,220)		(908,869)

Other Income (Expense)
Income from Lawsuit Settlement		2,402,936		-		2,402,936		-
Gain (Loss) on Sale of Assets		-		-		2,105		(214)
Investment Income (Expense)		1,650		8,561		4,679		13,763
Interest Expense		(6,569)		(16,992)		(9,526)		(34,312)

Total Other Income (Expense)		2,398,017		(8,431)		2,400,194		(20,763)

Loss Before Provision for Income Taxes		1,940,594		(344,966)		1,452,974		(929,632)

Benefit for Income Taxes		-		(129,026)		(172,712)		(302,733)

Loss		$1,940,594		$(215,940)		$1,625,686		$(626,899)

Loss per Share - Basic	$	NM	$	NM	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM	$	NM	$	NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2014 and the Six Months Ended June 30, 2015

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Stock	Earnings	Equity

Balance at January 1, 2014	169,165,841	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

Share buyback	(3,617,075)	-	-	-	(3,955,596)	-	$(3,955,596)

Net (Loss)	-	-	-	-	-	(2,574,974)	$(2,574,974)

Balance at December 31, 2014	165,548,766	$169,186	$(115,100)	$4,297,022	$(4,076,441)	$(2,368,500)	$(2,093,833)

Balance at January 1, 2015	165,548,766	$169,186	$(115,100)	$4,297,022	$(4,076,441)	$(2,368,500)	$(2,093,833)

Prior Period Audit Adjustments	-	-	-	$45,284	-	$(1,166,520)	$(1,121,236)

Net (Loss)	-	-	-	-	-	1,625,687	$1,625,687

Balance at June 30, 2015	165,548,766	$169,186	$(115,100)	$4,342,306	$(4,076,441)	$(1,909,333)	$(1,589,382)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014

	Six Months Ended
	June 30,	June 30,
	2015	2014
Cash Flows from Operating Activities
Net Loss	1625687	(626900)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Bad Debts	-	(116723)
Depreciation	311825	443132
Amortization of Patent Costs	-	14394
Prior Period Audit Adjustments	(3005589)	-
Loss on disposal of asset	2105	214
Deferred Income Taxes	544852	(302733)
Changes in Assets and Liabilities
Trade Receivables	69404	565873
Other Receivables	52905	(540)
Inventory	-	189883
Prepaid Expenses	(45043)	(43681)
Accounts Payable	156862	64674
Accrued Payroll and Payroll Liabilities	(13057)	(11874)
Income Taxes Payable	-	(124649)
Accrued Rent	75000	75000

Net Cash Provided by Operating Activities	(225,049)	126,070

Cash Flows from Investing Activities
Decrease in Other Assets	(2,290)	(3,180)
Patent Cost	13,150	(4,449)
Purchase of Property and Equipment	(422,504)	(228,608)
Other Receivables	-	73,000

Net Cash Provided by (Used in) Investing Activities	(411,644)	(163,237)

Cash Flows from Financing Activities
Purchase of Treasury Stock	-	-
Borrowings (Principal Repayments) to Affiliates	(88,105)	(543,220)
Borrowings (Principal Repayments) on Notes Payable	64,491	(170,203)

Net Cash Provided by (Used in) Financing Activities	(23,614)	(713,423)

Net Increase (Decrease) in Cash and Cash Equivalents	(660,307)	(750,590)

Cash and Cash Equivalents, Beginning of Year	1,083,840	1,875,187

Cash and Cash Equivalents, End of Year	$423,533	$1,124,597

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$9,526	$5,870

Cash Paid During the Period for Income Taxes	$-	$5,919

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at June 30, 2015 and at December 31, 2014, respectively.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.   Summary of Significant Accounting Policies (Continued)

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2015 and at December 31, 2014, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At June 30, 2015, the balance due from two customers represented 59% of receivables, and sales to four customers represented 72% of revenues for the six months ended June 30, 2015.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $3,429 and $27,768, for the six months ended June 30, 2015 and 2014, respectively.

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

In a prior year, the Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and was being amortized over 20 years. Audit findings for 2014 resulted in the write off of the Patents and the related Accumulated Amortization due to the fact that they were internally created. GAAP requires that internally created Patents be expensed as incurred instead of amortized. Our current year auditors’ correction reflects a prior year inappropriate Patent capitalization.

Note 4.   Property and Equipment

Property and equipment consists of the following at June 30, 2015 and December 31, 2014, respectively:

	2015	2014

Buildings and Improvements	$3,142,785	$3,042,385
Equipment	5,854,752	5,827,230
Autos and Trucks	260,932	304,495
Office Furniture	34,025	32,657
Construction in Progress	289,423	184,210
	9,581,917	9,390,977
Less: Accumulated Depreciation	(6,299,765)	(6,217,399)
Total	$3,282,152	$3,173,578

Depreciation expense amounted to $311,825 and $443,132 for the six months ended June 30, 2015 and 2014, respectively.

Note 5.   Related Party Transactions

Included in due to affiliates at June 30, 2015 and December 31, 2014, is $49,601 and $139,519 respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $5,581 and $27,677 for the six months ended June 30, 2015 and 2014, respectively.

Note 6.   Notes Payable

Notes payable at June 30, 2015 and December 31, 2014 consist of the following:

	2015	2014
Secured fixed term note of $60,303 due November 2015; fixed interest rate of 2.9%	-	4,248
Secured fixed term note of $23,968 due February 2016; fixed interest rate of 6.0%	-	3,801
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	43,247	47,274
Unsecured variable term note of $3,935,217; due on demand	3,935,217	3,935,217
Secured fixed term note of $31,905.36 due March 2018; fixed interest rate of 5.4%	28,598	-
Secured fixed term note of $106,575 due November 2015; fixed interest rate of 6.99%	47,970	-
	$4,055,032	$3,990,540
Less: Current Portion	4,009,548	3,951,389
Long-Term Portion	$45,484	$39,151

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Notes Payable (Continued)

Following are maturities of long-term debt at December 31, 2014:

Fiscal Year Ending December 31,	Amount
2016	20,521
2017	20,521
2018	4,442

Total	$45,484

Note 7.   Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,548,766 and 165,548,766 as of June 30, 2015 and December 31, 2014, respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock. As of June 30, 2015 and December 31, 2014, there were no shares issued and outstanding. In 2014, the company purchased 3,617,075 shares of common stock now in Treasury.

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

There were no potentially dilutive common stock equivalents as of June 30, 2015, therefore basic earnings per share equals diluted earnings per share for the three months ended June 30, 2015. As the Company incurred a net loss during the three months ended June 30, 2015, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the year ended December 31, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 168,332,363 for the six months ended June 30, 2015 and the year ended December 31, 2014.

Note 9.  Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030. The Company also leases land for operating purposes on a month to month basis.

Note 10. Litigation and Contingent Liabilities

The Company was involved in litigation with a supplier regarding a contract agreement for the Company to serve as a distributor for the suppliers products but has been settled in 2015. The Company has reversed a liability of $2,252,936 for net proceeds due the supplier from sales of its product and has recorded Income from Lawsuit Settlement of $2,252,936.

Note 11. Major Customers

For the six months ended June 30, 2015, the Company had one customer which generated revenues in excess of 10% of the Company’s total revenues. Revenues for this one customer were approximately 44% of total revenues, and total balance due from this customer at June 30, 2015 was $140,263.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2015 or December 31, 2014, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at June 30, 2015 and December 31, 2014, should not necessarily be considered to apply at subsequent dates.

	June 30,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash	$423,534	$423,534	$1,083,840	$1,083,840

Financial Liabilities
Notes Payable	$4,055,032	$4,055,032	$3,990,541	$3,990,541
Due to Affiliates	49,601	49,601	139,519	139,519
	$4,104,633	$4,104,633	$4,130,060	$4,130,060

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

Note 13. Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2015. In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Critical Accounting Policies

The Company has identified the following accounting policies to be the critical accounting policies of the Company:

Revenue Recognition. Revenue for inspection services and manufacturing and threading services are recognized upon completion of the services rendered. Revenue for the sales of pipe is recognized when pipe is delivered and the customer takes ownership and assumes the risks of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

Inventory. Inventory is stated at the lower of cost determined by the specific identification method or market. At June 30, 2015, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2014 to June 30, 2015

At June 30, 2015, total assets amounted to $5,117,521compared to $7,432,021 at December 31, 2014, a decrease of $2,314,500, or 31.14%. The decrease is primarily due to a decrease in cash of $660,306, a decrease in accounts receivable of $69,404 and a decrease in inventory of $158,355, and a decrease in deferred asset of $1,156,059, partially offset by an increase in property and equipment held for operations of $108,574, an increase of other assets of $2,290, and an increase in prepaid expenses of $45,043.

Our liabilities at June 30, 2015, totaled $6,706,903 compared to $9,525,854 at December 31, 2014, a decrease of $2,818,951, or 29.59%. The decrease is primarily due to a in accounts payable of $2,246,074, a decrease in accrued payroll and payroll liabilities of $13,057, and a decrease in deferred taxes payable of $611,207.

Total stockholder’s equity decreased from $2,093,833 at December 31, 2014, to $1,589,382 at June 30, 2015. This decrease was due to our net loss for the six months ended June 30, 2015.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $423,534 at June 30, 2015, a decrease of $660,306 from the balance of $1,083,840 at December 31, 2014. The decrease in cash and cash equivalents was primarily due to amounts used to reduce debt, partially offset by the cash generated from operating activities for the six months ended June 30, 2015.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the six months ended June 30, 2015 of $311,825.

Accounts Payable

Accounts payable at June 30, 2015 totaled $491,914 compared to $2,737,988 at December 31, 2014, a decrease of $2,246,074. The decrease is primarily due to the settlement of a legal issue.

Discussion of Results of Operations for the Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

Revenues

Our revenue for the three months ended June 30, 2015, was $669,023, compared to $968,123, for the three months ended June 30, 2014, a decrease of $299,100, or 31%. The decrease is attributable primarily to a decrease in pipe sales.

The following table presents the composition of revenue for the three months ended March 31, 2015 and 2014:

	2015		2014		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$370,440	55.4%	$334,221	34.5%	$36,219
Drilling, OCTG, & Equipment Sales	$-	0.0%	$197,172	20.4%	$(197,172)
Warehouse & Storage Fees	$75,710	11.3%	$107,200	11.1%	$(31,490)
Rebillable Income	$85,066	12.7%	$39,272	4.1%	$45,794
Manufacturing	$137,807	20.6%	$290,258	30.0%	$(152,451)
Total Revenue	$669,023	100.0%	$968,123	100.0%	$(299,100)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended June 30, 2015, was $631,303, or 94% of revenues, compared to $959,566, or 99% of revenues, for the three months ended June 30, 2014. The overall decrease in our cost of revenue is primarily due to a decrease in materials and supplies.

The following table presents the composition of cost of revenue for the three months ended June 30, 2015 and 2014:

	2015		2014		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$108,484	17.2%	$111,662	11.6%	$(3,178)
Materials and Supplies	41,114	6.5%	171,559	17.9%	$(130,445)
Subcontract Labor	124,651	19.7%	184,831	19.3%	$(60,180)
Depreciation and Amortization	118,498	18.8%	199,312	20.8%	$(80,814)
Repairs and Maintenance	33,494	5.3%	17,410	1.8%	$16,084
Insurance	37,209	5.9%	46,330	4.8%	$(9,121)
Other Costs	167,853	26.6%	228,462	23.8%	$(60,609)
Total Cost of Revenues	$631,303	100.0%	$959,566	100.0%	$(328,263)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended June 30, 2015, our operating expenses totaled $495,143 as compared to $345,092 in 2014, representing an increase of $150,051, or 43.48%. The largest components of our operating expense for 2015 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $196,477 for the three months ended June 30, 2015, compared to $100,515 the three months ended June 30, 2014, an increase of $95,962, or 95.47%.

Professional services expense increased from $57,741 for the three months ended June 30, 2014, to $75,259 for the three months ended June 30, 2015, a decrease of $14,518, or 30.34%. The increase is primarily a result of an increase in legal fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other income, net, totaled $2,398,017 for the three months ended June 30, 2015, compared to other expenses, net, of $8,431, for the three months ended June 30, 2014, an increase of $2,406,448 or 28542.85%. This increae is primarily due to income from lawsuit settlements.

Interest expense totaled $6,569 for the three months ended June 30, 2015, as compared to $16,992 for the three months ended June 30, 2014, a decrease of $10,423, or 61.34%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the three months ended June 30, 2015, we reported a deferred income tax benefit of $0.00 compared to income tax benefit of $129,026 for the three months ended June 30, 2014, a decrease of $129,026, or 100%. The change was due to the conservative recording of deferred tax assets.

Discussion of Results of Operations for the Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

Revenues

Our revenue for the six months ended June 30, 2015, was $1,148,570, compared to $1,920,333, for the six months ended June 30, 2014, a decrease of $771,763, or 40.19%. The decrease is attributable primarily to a decrease in manufacturing income and pipe sales.

The following table presents the composition of revenue for the three months ended March 31, 2015 and 2014:

	2015		2014		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$598,777	89.5%	$625,607	64.6%	$(26,830)
Drilling, OCTG, & Equipment Sales	-	0.0%	$340,142	35.1%	$(340,142)
Warehouse & Storage Fees	$149,120	22.3%	$214,300	22.1%	$(65,180)
Rebillable Income	$124,240	18.6%	$148,005	15.3%	$(23,765)
Manufacturing	$276,434	41.3%	$592,279	61.2%	$(315,845)
Total Revenue	$1,148,571	100.0%	$1,920,333	198.4%	$(771,762)

Cost of Revenue and Gross Profit

Our cost of revenue for the six months ended June 30, 2015, was $1,256,801, or 109% of revenues, compared to $1,893,393, or 99% of revenues, for the six months ended June 30, 2014. The overall decrease in our cost of revenue is primarily due to a decrease in materials and supplies.

The following table presents the composition of cost of revenue for the six months ended June 30, 2015 and 2014:

	2015		2014		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$259,252	20.6%	$232,366	12.3%	$26,886
Materials and Supplies	56,015	4.5%	344,487	18.2%	$(288,472)
Subcontract Labor	245,489	19.5%	379,839	20.1%	$(134,350)
Depreciation and Amortization	251,404	20.0%	397,937	21.0%	$(146,533)
Repairs and Maintenance	65,007	5.2%	31,747	1.7%	$33,260
Insurance	75,210	6.0%	91,861	4.9%	$(16,651)
Other Costs	304,424	24.2%	415,156	21.9%	$(110,732)
Total Cost of Revenues	$1,256,801	100.0%	$1,893,393	100.0%	$(636,592)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the six months ended June 30, 2015, our operating expenses totaled $1,256,801 as compared to $1,893,393 in 2014, representing a decrease of $636,592, or 33.62%. The largest components of our operating expense for 2015 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $349,309 for the six months ended June 30, 2015, compared to $229,591 the six months ended June 30, 2014, an increase of $119,718, or 52.14%.

Professional services expense decreased from $146,491 for the six months ended June 30, 2014, to $122,575 for the six months ended June 30, 2015, a decrease of $23,916, or 16.33%. The decrease is primarily a result of employing an accountant to handle the company’s financials instead of using an accounting firm and a decrease in legal fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other income, net, totaled $2,400,194 for the six months ended June 30, 2015, compared to other expenses, net, of $20,763, for the six months ended June 30, 2014, an increase of $2,420,957 or 11659.96%. This is primarily the result from Income from Lawsuits settled. Interest expense totaled $9,526 for the six months ended June 30, 2015, as compared to $34,312 for the six months ended June 30, 2014, a decrease of $24,786, or 72.24%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the six months ended June 30, 2015, we reported a deferred income tax benefit of $302,733 compared to income tax benefit of $172,712 for the six months ended June 30, 2014, a decrease of $130,021, or 42.95%. The change was due to the net loss for the six month period.

Comparative financial information for the six months ended June 30

	June 30,	June 30,	June 30,	June 30,	June 30,
	2015	2014	2013	2012	2011

Revenues	$1,148,570	$1,920,333	$2,279,988	$5,269,659	$592,655
Cost of Revenues	1,256,801	1,893,394	2,015,278	3,819,717	1,158,193

Gross Profit Loss)	(108,231)	26,940	264,710	1,449,942	(565,538)

Operating Expenses
General & Administrative Expenses	778,568	876,221	888,191	896,379	809,424
Depreciation	60,421	59,588	79,319	82,330	82,413

Total Operating Expenses	838,989	935,809	967,510	978,709	891,837

Income (Loss) from Operations	(947,220)	(908,870)	(702,800)	471,233	(1,457,375)

Other Income (Expense)	2,400,194	(20,763)	(66,671)	(67,241)	(88,053)

Income (Loss) Before Income Taxes	1,452,974	(929,633)	(769,471)	403,992	(1,545,428)

Provision for Income Taxes	(172,712)	(302,733)	(258,516)	133,004	(588,356)

Net Income (Loss)	$1,625,686	$(626,900)	$(510,955)	$270,988	$(957,072)

Capital Resources and Liquidity

As of June 30, 2015, we had $423,534 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2014 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

ENERGY & TECHNOLOGY, CORP.

Date: August 14, 2015	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, Chief Financial Officer, and Director

