Form 10-Q
period 2015-09-30
ENERGY & TECHNOLOGY CORP.
filed 2015-11-13
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

According to the Company’s transfer agent of record, Olde Monmoth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of September 30, 2015, is 165,548,766 shares of common stock. The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

September 30, 2015

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Control and Procedures	16

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Risk Factors	16
Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 4.	Defaults Upon Senior Securities	16
Item 5.	Submission of Matters to a Vote of Security Holders	16
Item 6.	Other Information	16
Item 7.	Exhibits and Reports on Form 8-K	16

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

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$32,533	$1,083,840
Accounts Receivable
Trade, Net	316,299	304,691
Other	194,031	77,078
Inventory	1,008,121	1,166,478
Prepaid Expenses	41,804	20,291
Deferred Tax Asset		1,156,059

Total Current Assets	1,592,788	3,808,437

Property and Equipment, Net
Held for Operations, Net	3,153,086	3,173,578

Other Assets
Patent, net	16,462	386,528
Deposits	4,988	4,988
Other Assets	47,060	58,490

Total Other Assets	68,510	450,006

Total Assets	$4,814,385	$7,432,021

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
Current Maturities of Notes Payable	$3,981,250	$16,172
Accounts Payable	572,338	2,737,988
Accrued Payroll and Payroll Liabilities	38,861	70,748
Accrued Rent	2,070,000	1,957,500
Income Taxes Payable	25,287	25,287

Total Current Liabilities	6,687,736	4,807,695

Long-Term Liabilities
Notes Payable	40,180	3,974,369
Deferred Taxes Payable		604,271
Due to Affiliates	40,235	139,519

Total Long-Term Liabilities	80,415	4,718,159

Total Liabilities	6,768,151	9,525,854

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 165,548,766 and 165,548,766 Shares Issued and Outstanding at September 30, 2015 and December 31, 2014, respectively	169,186	169,186
Discount on Common Stock	(115,100)	(115,100)
Treasury Stock	(4,076,441)	(4,076,441)
Paid-In Capital	4,319,664	4,297,022
Retained Earnings	(2,251,075)	(2,368,500)

Total Stockholders' Equity	(1,953,766)	(2,093,833)

Total Liabilities and Stockholders' Equity	$4,814,385	$7,432,021

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2015 and September 30, 2014
For the Nine Months Ended September 30, 2015 and September 30, 2014

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues	$645,045	$1,325,884	$1,793,615	$3,246,217
Cost of Revenues
Materials and Supplies	69,368	429,812	125,382	774,299
Subcontract Labor	108,812	151,599	354,301	531,438
Depreciation	109,455	199,345	360,859	582,889
Employees and Related Costs	119,780	109,309	379,032	341,675
Repairs and Maintenance	32,420	58,043	97,427	89,790
Insurance	36,073	45,867	111,283	137,728
Other Costs	133,698	154,583	437,346	569,740
Patent Amortization		7,196		21,589

Total Cost of Revenues	609,606	1,155,754	1,865,631	3,049,148

Gross Profit	35,439	170,130	(72,016)	197,069

Operating Expenses
Selling, General, and Administration	442,216	288,998	1,220,693	1,048,496
Depreciation	30,361	29,147	90,782	88,735
Bad Debts				116,723

Total Operating Expenses	472,577	318,145	1,311,475	1,253,954

Loss from Operations	(437,138)	(148,015)	(1,383,491)	(1,056,885)

Other Income (Expense)
Income from Lawsuit Settlement		-	2,402,936	-
Gain (Loss) on Sale of Assets	-	-	2,105	(214)
Investment Income (Expense)	(12,911)	53	(8,231)	13,816
Interest Expense	(4,074)	(15,482)	(13,600)	(49,794)

Total Other Income (Expense)	(16,985)	(15,429)	2,383,210	(36,192)

Loss Before Provision for Income Taxes	(454,123)	(163,444)	999,719	(1,093,077)

Benefit for Income Taxes	172,712	(56,666)		(359,399)

Income/(Loss)	$(626,835)	$(106,778)	$999,719	$(733,678)

Income (Loss) per Share - Basic	$(0.004)	$(0.001)	$0.006	$(0.004)

Income (Loss) per Share - Diluted	$(0.004)	$(0.001)	$0.006	$(0.004)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2014 and the Nine Months Ended September 30, 2015

			Discount on	Additional			Total
	Common Stock		Capital	Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Stock	Capital	Stock	Earnings	Equity

Balance at January 1, 2014	169,165,841	$169,186	$(115,100)	$4,297,022	$(120,845)	$206,474	$4,436,737

Share buyback	(3,617,075)	-	-	-	(3,955,596)	-	$(3,955,596)

Net (Loss)	-	-	-	-	-	(2,574,974)	$(2,574,974)

Balance at December 31, 2014	165,548,766	$169,186	$(115,100)	$4,297,022	$(4,076,441)	$(2,368,500)	$(2,093,833)

Balance at January 1, 2015	165,548,766	$169,186	$(115,100)	$4,297,022	$(4,076,441)	$(2,368,500)	$(2,093,833)

Prior Period Audit Adjustments				$22,642		$(882,294)	$(859,652)

Net Income	-	-	-	-		999,719	$999,719

Balance at September 30, 2015	165,548,766	$169,186	$(115,100)	$4,319,664	$(4,076,441)	$(2,251,075)	$(1,953,766)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	999,719	(733,678)
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Bad Debts		(116,723)
Depreciation	287,454	671,623
Amortization of Patent Costs		21,590
Prior Period Audit Adjustments	(2,567,703)
Gain (Loss) on disposal of asset	2,105	214
Deferred Income Taxes	551,788	(359,399)
Changes in Assets and Liabilities
Trade Receivables	(11,608)	503,080
Other Receivables	(116,953)	(2,903)
Inventory		287,584
Prepaid Expenses	(21,513)	(7,558)
Accounts Payable	87,286	288,169
Accrued Payroll and Payroll Liabilities	(31,887)	(19,942)
Income Taxes Payable		(124,649)
Accrued Rent	112,500	112,500

Net Cash Provided by Operating Activities	(708,812)	519,908

Cash Flows from Investing Activities
Other Assets	11,430	4,393
Patent Cost	(16,463)	(4,449)
Purchase of Property and Equipment	(269,067)	(362,968)
Other Receivables		73,000

Net Cash Provided by (Used in) Investing Activities	(274,100)	(290,024)

Cash Flows from Financing Activities
Purchase of Treasury Stock	-
Borrowings (Principal Repayments) to Affiliates	(99,284)	(559,988)
Borrowings (Principal Repayments) on Notes Payable	30,889	(302,957)

Net Cash Provided by (Used in) Financing Activities	(68,395)	(862,945)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,051,307)	(633,061)

Cash and Cash Equivalents, Beginning of Year	1,083,840	1,875,187

Cash and Cash Equivalents, End of Year	$32,533	$1,242,126

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$13,600	$7,513

Cash Paid During the Period for Income Taxes	$-	$5,919

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.	Organization

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at September 30, 2015 and at December 31, 2014, respectively.

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2015 and at December 31, 2014, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At September 30, 2015, the balance due from two customers represented 65.9% of receivables, and sales to two customers represented 61.0% of revenues for the nine months ended September 30, 2015.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $6,723 and $31,437, for the nine months ended September 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

Management does not expect any impact from the adoption of new accounting pronouncements.

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

Note 4.	Property and Equipment

Property and equipment consists of the following at September 30, 2015 and December 31, 2014, respectively:

	2015	2014

Buildings and Improvements	$3,157,937	$3,042,385
Equipment	5,860,435	5,827,230
Autos and Trucks	260,932	304,495
Office Furniture	34,025	32,657
Construction in Progress	344,610	184,210
	9,657,939	9,390,977
Less: Accumulated Depreciation	-6,504,853	-6,217,399
Total	$3,153,086	$3,173,578

Depreciation expense amounted to $451,641 and $671,624 for the nine months ended September 30, 2015 and 2014, respectively.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 5.	Related Party Transactions

Energy & Technology, Corp is a holding company. Its subsidiaries include: Technical Industries, Inc. (NDT Inspection Services are done in this company), Energy Technology Manufacturing & Threading, LLC (threading and manufacturing services are done in this company), and Energy Pipe, LLC (pipe sales are done in this company). All significant intercompany transactions are eliminated in consolidation.

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of September 30, 2015 and December 31, 2014 the total owed is $2,070,000 and $1,957,200, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

The Company has one balance due American Interest LLC (AIC) the majority stockholder of the Energy & Technology, Corp.: A note AIC, LLC. purchased from Mustang for the original purchase of the Company which bears interest at 8%. Included in due to affiliates at September 30, 2015 and December 31, 2014, is $40,235 and $139,519 respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  Interest expense associated with this obligation totaled $8,371 and $41,516 for the nine months ended September 30, 2015 and 2014, respectively.

Note 6.	Notes Payable

Notes payable at September 30, 2015 and December 31, 2014 consist of the following:

	2015	2014
Secured fixed term note of $60,303 due November 2015; fixed interest rate of 2.9%		4,248
Secured fixed term note of $23,968 due February 2016; fixed interest rate of 6.0%		3,801
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	41,208	47,274
Unsecured variable term note of $3,935,217 ; due on demand; Fixed consulting fee of 4.0%	3,935,217	3,935,217
Secured fixed term note of $31,905.36 due March 2018; fixed interest rate of 5.4%	25,648	-
Secured fixed term note of $106,575 due November 2015; fixed interest rate of 6.99%	19,355	-
	$4,021,428	$3,990,540
Less: Current Portion	3,981,248	3,951,389
Long-Term Portion	$40,180	$39,151

Following are maturities of long-term debt at December 31, 2014:

Fiscal Year Ending
December 31,	Amount
2016	$20,521
2017	18,630

Total	$39,151

The company’s CEO is currently re-negotiating the terms of the unsecured variable term note to include a specific due date in the future.

Note 7.	Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,548,766 and 165,548,766 as of September 30, 2015 and December 31, 2014, respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock. As of September 30, 2015 and December 31, 2014, there were no shares issued and outstanding. In 2014, the company purchased 3,617,075 shares of common stock now in Treasury.

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

There were no potentially dilutive common stock equivalents as of September 30, 2015, therefore basic earnings per share equals diluted earnings per share for the three months ended September 30, 2015. As the Company incurred a net loss during the three months ended September 30, 2015, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 8.	Earnings per Share (Continued)

As the Company incurred a net loss during the year ended December 31, 2014, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 165,548,766 and 168,332,363 for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

Note 9.	Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030.

Note 10.	Litigation and Contingent Liabilities

Presently, the company has no pending litigation filed against it. However, in the ordinary course of our business, we are, from time to time, subject to various legal proceedings, including matters involving employees, customers, and suppliers. We may enter into discussions regarding settlement of claims or lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations, or liquidity.

Note 11.	Major Customers

For the nine months ended September 30, 2015, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these two customers were approximately 61% of total revenues, and total balance due from these customers at September 30, 2015 was $173,355.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2015 or December 31, 2014, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at September 30, 2015 and December 31, 2014, should not necessarily be considered to apply at subsequent dates.

	September 30,		December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Investments	$47,060	$47,060	$58,490	$58,490

	$47,060	$47,060	$58,490	$58,490

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Investments: The carrying amount reported in the balance sheet approximates fair value.

Note 13.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2015. In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Inventory. Inventory is stated at the lower of cost determined by the specific identification method or market. At September 30, 2015, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2014 to September 30, 2015

At September 30, 2015, total assets amounted to $4,814,385 compared to $7,432,021 at December 31, 2014, a decrease of $2,617,636, or 35.22%. The decrease is primarily due to a decrease in cash of $1,051,307, a decrease in inventory of $158,357, and a decrease in deferred asset of $1,156,059, partially offset by an increase in Trade Accounts Receivable of $11,608, an increase of other assets of $116,953, and an increase in prepaid expenses of $21,513.

Our liabilities at September 30, 2015, totaled $6,768,151 compared to $9,525,854 at December 31, 2014, a decrease of $2,757,703, or 28.95%. The decrease is primarily due to a in accounts payable of $2,165,650, a decrease in accrued payroll and payroll liabilities of $31,887, and a decrease in deferred taxes payable of $604,271, and a decrease in Due to Affiliates of $139,519.

Total stockholder’s equity increased from ($2,093,833) at December 31, 2014, to ($1,983,766) at September 30, 2015. This increase was due to our the settlement of a lawsuit partially offset by the net loss for the nine months ended September 30, 2015.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $32,533 at September 30, 2015, a decrease of $1,051,307 from the balance of $1,083,840 at December 31, 2014. The decrease in cash and cash equivalents was primarily due to amounts used to reduce debt, partially offset by the cash generated from operating activities for the nine months ended September 30, 2015.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the nine months ended September 30, 2015 of $287,454 partially offset by the purchase of property of $269,067.

Accounts Payable

Accounts payable at September 30, 2015 totaled $572,338 compared to $2,737,988 at December 31, 2014, a decrease of $2,165,650. The decrease is primarily due to the settlement of a legal issue.

Discussion of Results of Operations for the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Revenues

Our revenue for the three months ended September 30, 2015, was $645,045, compared to $1,325,884, for the three months ended September 30, 2014, a decrease of $680,839, or 51.35%. The decrease is attributable primarily to a decrease in Drilling, OCTG, & Equipment Sales.

The following table presents the composition of revenue for the three months ended September 31, 2015 and 2014:

	2015		2014		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$259,813	40.3%	$395,612	29.8%	$(135,799)
Drilling, OCTG, & Equipment Sales	$-	0.0%	$482,702	36.4%	$(482,702)
Warehouse & Storage Fees	$72,510	11.2%	$112,600	8.5%	$(40,090)
Rebillable Income	$113,137	17.5%	$57,673	4.3%	$55,464
Manufacturing	$199,585	30.9%	$277,297	20.9%	$(77,712)
Total Revenue	$645,045	100.0%	$1,325,884	100.0%	$(680,839)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended September 30, 2015, was $609,606, or 94.5% of revenues, compared to $1,155,754, or 87.2% of revenues, for the three months ended September 30, 2014. The overall decrease in our cost of revenue is primarily due to a decrease in materials and supplies.

The following table presents the composition of cost of revenue for the three months ended September 30, 2015 and 2014:

	2015		2014		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$119,780	19.6%	$109,309	9.5%	$10,471
Materials and Supplies	69,368	11.4%	429,812	37.2%	$(360,444)
Subcontract Labor	108,812	17.8%	151,599	13.1%	$(42,787)
Depreciation and Amortization	109,455	18.0%	206,541	17.9%	$(97,086)
Repairs and Maintenance	32,420	5.3%	58,043	5.0%	$(25,623)
Insurance	36,073	5.9%	45,867	4.0%	$(9,794)
Other Costs	133,698	21.9%	154,583	13.4%	$(20,885)
Total Cost of Revenues	$609,606	100.0%	$1,155,754	100.0%	$(546,148)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended September 30, 2015, our operating expenses totaled $472,577 as compared to $318,145 in 2014, representing an increase of $154,432, or 48.54%. The largest components of our operating expense for 2015 consist of salaries and wages and Repairs and Maintenance. Salaries and wages for general and administrative personnel was $178,439 for the three months ended September 30, 2015, compared to $111,768 the three months ended September 30, 2014, an increase of $66,671, or 59.65%. The increase is primarily a result of hiring another salesperson and Operating manager.

Repairs and Maintenance expense increased from $27,146 for the three months ended September 30, 2014, to $74,238 for the three months ended September 30, 2015, an increase of $47,092, or 173.48%. The increase is primarily a result of an increase in maintaining inventory for sale.

Other Income and Expense

Other income and expense consists of investment income, interest expense, Income from Lawsuit Settlement, and gains and losses from the sale and disposal of assets. Other expense, net, totaled $16,985 for the three months ended September 30, 2015, compared to other expenses, net, of $15,429, for the three months ended September 30, 2014, an increase of $1,556 or 10.8%. This increase is primarily due to an increase in investment expense.

Interest expense totaled $4,074 for the three months ended September 30, 2015, as compared to $15,482 for the three months ended September 30, 2014, a decrease of $11,408, or 73.69%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the three months ended September 30, 2015, we reported a deferred income tax expense of $172,712 compared to income tax benefit of $56,666 for the three months ended September 30, 2014, a decrease of $229,378. The change was due to the correction of previous period deferred income tax benefit to more conservatively record deferred tax assets.

Discussion of Results of Operations for the Nine Months Ended September 30, 2015 compared to the Nine Months September 30, 2014

Revenues

Our revenue for the nine months ended September 30, 2015, was $1,793,615, compared to $3,246,217, for the nine months ended September 30, 2014, a decrease of $1,452,602, or 44.75%. The decrease is attributable primarily to a decrease in Manufacturing income and Drilling, OTCG, and Equipment Sales.

The following table presents the composition of revenue for the nine months ended September 30, 2015 and 2014:

	2015		2014		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$858,589	133.1%	$1,021,219	77.0%	$(162,630)
Drilling, OCTG, & Equipment Sales		0.0%	$822,844	62.1%	$(822,844)
Warehouse & Storage Fees	$221,630	34.4%	$326,900	24.7%	$(105,270)
Rebillable Income	$237,377	36.8%	$205,678	15.5%	$31,699
Manufacturing	$476,019	73.8%	$869,576	65.6%	$(393,557)
Total Revenue	$1,793,615	100.0%	$3,246,217	244.8%	$(1,452,602)

Cost of Revenue and Gross Profit

Our cost of revenue for the nine months ended September 30, 2015, was $1,865,631, or 104% of revenues, compared to $3,049,148, or 93.9% of revenues, for the nine months ended September 30, 2014. The overall decrease in our cost of revenue is primarily due to a decrease in materials and supplies.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2015 and 2014:

	2015		2014		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$379,032	20.3%	$341,675	11.2%	$37,357
Materials and Supplies	125,382	6.7%	774,299	25.4%	$(648,917)
Subcontract Labor	354,301	19.0%	531,438	17.4%	$(177,137)
Depreciation and Amortization	360,859	19.3%	604,478	19.8%	$(243,619)
Repairs and Maintenance	97,427	5.2%	89,790	2.9%	$7,637
Insurance	111,283	6.0%	137,728	4.5%	$(26,445)
Other Costs	437,347	23.4%	569,740	18.7%	$(132,393)
Total Cost of Revenues	$1,865,631	100.0%	$3,049,148	100.0%	$(1,183,517)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the nine months ended September 30, 2015, our operating expenses totaled $1,311,475 as compared to $1,253,954 in 2014, representing an increase of $57,521, or 4.59%. The largest components of our operating expense for 2015 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $527,749 for the nine months ended September 30, 2015, compared to $341,358 the nine months ended September 30, 2014, an increase of $186,391, or 54.60%.

Professional services expense increased from $179,259 for the nine months ended September 30, 2014, to $185,227 for the nine months ended September 30, 2015, an increase of $5,968, or 3.33%. The increase is primarily a result of increased legal fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, Income from Lawsuit Settlement, and gains and losses from the sale and disposal of assets. Other income, net, totaled $2,383,210 for the nine months ended September 30, 2015, compared to other expenses, net, of $36,192, for the nine months ended September 30, 2014, an increase of $2,419,402. This is primarily the result from Income from Lawsuits settled. Interest expense totaled $13,600 for the nine months ended September 30, 2015, as compared to $49,794 for the nine months ended September 30, 2014, a decrease of $36,194, or 72.69%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the nine months ended September 30, 2015, we reported a deferred income tax benefit of $0 compared to income tax benefit of $359,399 for the nine months ended September 30, 2014, a decrease of $359,399. The change was due to the correction of previous period deferred income tax benefit to more conservatively record deferred tax assets.

Capital Resources and Liquidity

As of September 30, 2015, we had $32,533 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2014 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

ENERGY & TECHNOLOGY, CORP.

Date: November 13, 2015	By:	/s/ George M. Sfeir
George M. Sfeir
President, Chief Executive Officer, Chief Financial Officer, and Director

17