Form 10-K/A
period 2014-12-31
ENERGY & TECHNOLOGY CORP.
filed 2016-01-13
CIK 1432963

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Amendment No. 1

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

Mail: P.O. Box 52523

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

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.85 million computed by reference to the price at which the common equity was last sold on the OTC (Other OTC) Capital Market.

Number of the issuer’s Common Stock outstanding as of January 13, 2016: 165,548,766

Documents incorporated by reference: None.

Explanatory Note

Energy & Technology Corp is filing the Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission on April 15, 2015. Energy & Technology Corp’s previous auditors lost its PCAOB certification and the new auditors had to re-audit for two years which took a longer time.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Technical Industries & Energy, Corp. (“TIE” or the “Company”) was founded in the State of Delaware on November 29, 2006. On January 3, 2007, we entered into a Stock Purchase and Share Exchange Agreement with Technical Industries, Inc., (“TII”) a Louisiana corporation founded May 11, 1971 whereby TII became our wholly owned operating subsidiary. On September 9, 2008 we changed our name to Energy & Technology Corp. The Company’s activities are directed towards manufacturing, reclamation of essential commodities, energy, technology, oil & gas equipment and products. We plan to expand our operations and may acquire other companies with services and products which complement existing services and products and offer our latest technology exploration in order to help energy companies reach deep energy reserves that present technology cannot reach, and increase opportunities for income, growth and financing. Our business offices are located at Petroleum Towers, Suite 530 P.O. Box 52523, Lafayette, LA, 70505. Our telephone number is (337) 984-2000.

We are headquartered in Lafayette, Louisiana with a branch office and production facilities in Houston, Texas and Abbeville Airport in Abbeville, Louisiana. We offer several services, which can be described as engineering, manufacturing, reclamation, sales, destructive, and non-destructive testing (“NDT”) and inspection services, storage, and maintenance for pipe and equipment utilized in the energy industry.

NDT is more fully described as the application of industry-wide and/or proprietary test methods to examine pipe and equipment utilized in the energy industry, or any object, material or system associated therewith, without impairing their future usefulness. An essential characteristic of NDT is that the examination process does not change the composition, shape, integrity or properties of the test object, thus allowing the object to be utilized for the purpose for which it was manufactured. The end result is less time involved in testing, lower costs, and less waste of materials than other forms of pipe inspection that require that the test object be destroyed.

Through our staff of industrial, electrical and computer engineers, we offer engineering services to assist our customers in the design, improvement, installation, and/or integration of NDT components and systems.  The services, which vary according to the needs of the customer, focus on design, layout, testing, and troubleshooting of NDT systems hardware and software.

We also manufacture our own proprietary ultrasonic NDT electronic equipment systems, which perform the NDT services including ultrasonic inspection, electromagnetic inspection, and others. The layout and design of the systems’ physical components are produced and tested by our engineers. Once the design has passed testing, the individual components are built into the design. Some of the components, such as the circuit boards, may be assembled by a third party before being incorporated into the design. Last, the final assembly is integrated with proprietary inspection software developed by our programmers.

Another component of our business consists of selling pipe and equipment used in exploration, drilling, and production of oil and gas.  The manufactured pipe and equipment is supplied to us by various steel mills in finished or unfinished form for us to process. Before the pipe and equipment is offered to our customers for sale, it must undergo further processing, such as blasting, threading, coating, and non-destructive testing inspection before being turned into a final product.  We sell oilfield pipe and equipment that has passed inspection and meets or exceeds API (American Petroleum Institute) and/or customer specifications.

Lastly, we provide manufacturing and reclamation including threading, machining of pipe and equipment, and ultrasonic pipe inspection technology. Services include full-length electromagnetic inspection for pipe and equipment utilized in the energy industry, and full length ultrasonic inspection systems for new and used pipe including drill stem, tubing, casing, and line pipe. We offer several different types of electromagnetic and ultrasonic inspection processes, each of which is tailored to the inspection of a particular pipe characteristic, such as size, length, wall thickness, ovality, or detection of a particular pipe defect. The type of process is determined by the customer according to their particular needs.

All of the pipe and equipment that enters our facilities are carefully documented and incorporated into our proprietary inventory tracking system, which is accessible to customers on the World Wide Web. Through this system, the customer is able to obtain real-time storage and inspection information on his pipe and equipment that is located at our facilities.

We operate year-round, 24 hours a day, seven days a week when needed, and the number of people employed averages 50.

Today, we continue to serve the energy industry by manufacturing and maintaining proprietary systems that detect and collect all available defects and wall thickness and outside diameter/ovality readings and store them in their proper position on the pipe, produce a three-dimensional image of the pipe, and allow the engineer to simulate burst, collapse, and pull apart the pipe on the computer prior to drilling. This helps energy companies reach reserves that otherwise cannot be reached with present technology. As a result of this advanced technology, the American Petroleum Institute (API) appointed Mr. George M. Sfeir, to serve on their 2008 committee for non-contact inspection. Technical Industries, Inc. developed US Patent No. 7,263,887 and international patent pending inspection technology needed in order to reach deep energy reserves present technology cannot reach. The U.S. patent is current until 2039.

We serve customers in Houston, Texas, Newfoundland, Canada, and Lafayette, Abbeville, Louisiana, the Rockies, and we plan on expanding to Saudi Arabia, Egypt, UAE, Mexico, and other parts of the World. Our customer base consists of oil companies, steel mills, material suppliers, drilling companies, material rental companies, and engineering companies. We provide basic NDT services as well as highly technical services requiring our patented technology for major companies’ critical projects including: BP Crazy Horse, ExxonMobil Alabama Bay and ExxonMobil Grand Canyon, Sakhalin Island and Caspian Sea, Texas A&M University Ocean Explorer, and Federal projects.

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

COMPETITORS MAY DEVELOP SIMILAR TECHNOLOGY OR PATENT SIMILAR TECHNOLOGY, AND MAKE THIS TECHNOLOGY AVAILABLE TO OUR CUSTOMERS.

Competitors may develop similar technology or similar patents and make the technology available to our current customers at a lower cost or on better contractual terms. If this were to occur, our customer base would be reduced which would in turn lower our revenues.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF GEORGE M. SFEIR. WITHOUT HIS CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities, and continued services of George M. Sfeir, our Chief Executive Officer and director. We currently do not have an employment agreement with Mr. Sfeir. The loss of his services could have a material adverse effect on our business, financial condition, or results of operation.

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

WHILE NO CURRENT LAWSUITS ARE FILED AGAINST THE COMPANY, THE POSSIBILITY EXISTS THAT A CLAIM OF SOME KIND MAY BE MADE IN THE FUTURE.

The Company has resolved several lawsuits, including one labor dispute, and prevailed in an oil rig equipment legal proceeding, and is in arbitration to settle a legal dispute. The possibility exists that additional claims of some kind may be made in the future.  While we will work to insure high product quality and accuracy in all marketing and labeling, no assurance can be given that some claims for damages will not arise. While we plan to properly insure ourselves with standard product liability insurance, there can be no assurance that this insurance will be adequate to cover litigation expenses and any awards to plaintiffs.

The types of claims that could be made against the Company consists primarily of product liability claims associated with a failure of pipe stem and oil country tubular products used for exploration.  The Company maintains general liability insurance of $6,000,000, including a $4,000,000 umbrella policy.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY.

We presently maintain our principal offices at Petroleum Towers, Suite 530 Lafayette, LA 70503, Mail: P.O. Box 52523, Lafayette, LA, 70505.  Our telephone number is (337) 984-2000.

Our main manufacturing, reclamation, inspection, and maintenance facility in Houston, Texas, consists of approximately 50 acres and includes a building capable of performing all inspection work in an environmentally protected area, and provides storage areas for pipe and equipment.

The Abbeville, Louisiana property is in the process of being purchased from the City of Abbeville. The facility consists of a building which houses the manufacturing, reclamation, testing, engineering, storage and maintenance and employs 12 people. Both facilities provide excellent year-round pipe and equipment storage, manufacturing, testing, and maintenance services.

ITEM 3.	LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. Subsequently to year end, the company has resolved several legal proceedings that are discussed in Note 14. Subsequent Events.

ITEM 4.	MINE SAFETY DISCLOURES.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Quarter ended	Low Price	High Price
December 31, 2013	$0.30	$0.50
March 31, 2014	$0.26	$0.50
June 30, 2014	$0.26	$0.70
September 30, 2014	$0.03	$1.15
December 31, 2014	$0.76	$1.10

Holders

As of December 31, 2014, in accordance with our transfer agent, Olde Monmouth’s, records, we had 174 Common Stock holders not including CEDE & Co.

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

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

We have a patented process which can help companies within the energy industry reach deep energy reserves other technology cannot.

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

Critical Accounting Policies and Estimates

The Company has identified the following accounting policies to be the critical accounting policies of the Company:

Revenue Recognition.  Revenue for Exploration Technologies is recognized upon completion of the services rendered.  Revenue for the sales of Drilling, OCTG, & Equipment is recognized when the product is delivered and the customer takes ownership and assumes the risks of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

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

Estimates. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Investments. We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. We perform comprehensive market research and analysis and monitor market conditions to identify potential impairments.

Discussion of Changes in Financial Condition from December 31, 2013 to December 31, 2014

At December 31, 2014, total assets amounted to $5,923,599 compared to $7,878,457 at December 31, 2013, a decrease of $1,954,858, or 24.81%.  The decrease is primarily due to a decrease in the Company’s cash of $791,349, a decrease in property and equipment held for operations of $433,815, and a decrease in Net Accounts Receivable of $606,146. These decreases were partially offset by an increase in other assets of $87,684.

Our liabilities at December 31, 2014, totaled $8,877,082 compared to $5,315,551 at December 31, 2013, an increase of $3,561,531, or 67.00%.  The increase is primarily due to an increase in current notes payable of $3,587,342, an increase in accounts payable of $699,590, and an increase in rent of $20,000. These increases were partially offset by a decrease in due to affiliates of $629,091, a decrease in accrues liabilities of $22,747, and a decrease in income tax payable of $124,649.

Total stockholder’s equity decreased from $2,562,906 at December 31, 2013, to $(2,953,483) at December 31, 2014.  This decrease was due to net loss generated for the year ended December 31, 2014 of $1,560,793 and by the purchase of the Company’s common stock held in Treasury Stock in the amount of $3,955,596.

Cash and Cash Equivalents

The Company’s cash decreased from $1,875,188 at December 31, 2013, to $1,083,839 at December 31, 2014. The decrease in cash and cash equivalents was primarily due to the Company’s purchase of fixed assets and payment to reduce amounts owed to affiliates.

Inventory

We began purchasing pipe for sale to customers in late 2007.  This was an opportunity for us to expand our services to our customers.  Inventory of pipe at December 31, 2014 was $1,008,123 compared to $1,256,570 at December 31, 2013.  It is anticipated that the Company will continue its efforts to expand its sales of oilfield pipe. This decrease is primarily attributable to pipe sales.

Property and Equipment

The decrease in property and equipment of $433,815 is primarily due to depreciation of $868,802 at December 31, 2014 partially offset by the net purchase of equipment of $434,987.

Accounts Payable

Accounts payable at December 31, 2014 totaled $2,702,627 compared to $2,003,037 at December 31, 2013, an increase of $699,590. This increase is primarily attributable to the cost of a vendor’s pipe which was accrued as a liability when sold.

Common Stock Outstanding

On April 1, 2009, we entered into an agreement with our majority stockholders whereby the stockholders agreed to cancel 165,100,000 common shares, respectively, for the consideration to be re-issued in the future. In 2010, the Company re-issued 115,100,000 of those shares with 50,000,000 still owed to the stockholders. On December 30, 2009, we agreed to issue 5,580,000 shares of our common stock in exchange for the remaining balance due to a supplier of equipment to the Company, which totaled $3,935,217 at December 31, 2009. In 2011, the Company issued 256,900 shares to key managers and others who management felt were responsible for helping the company return to profitability. In 2012, the Company issued an additional 92,550 shares to key managers and others. In 2013, the Company issued an additional 41,167 shares to key managers and others in consideration for their help in returning the Company to profitability and purchased 20,270 shares of common stock now held in Treasury. In 2014, the company purchased 3,617,075 shares which are now held in treasury.

Discussion of Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Revenues

Our revenue for the year ended December 31, 2014, was $3,956,612 compared to $5,216,627 for the year ended December 31, 2013, a decrease of $1,260,015, or 24.15%.  The decrease is attributable primarily to the decrease in exploration technologies of $1,212,161, and a decrease in drilling, OCTG, & equipment sales which decreased $221,397 from $1,044,241 for the year ended December 31, 2013 to $822,844 for the year ended December 31, 2014. This decrease was a result of the industry’s market decline and increased market competition.

The following table presents the composition of revenue for the year December 31, 2014 and 2013:

	2014		2013		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$1,281,077	32.4%	$2,493,238	47.8%	$(1,212,161)
Drilling, OCTG, & Equipment Sales	$822,844	20.8%	$1,044,241	20.0%	$(221,397)
Warehouse & Storage Fees	$435,400	11.0%	$437,592	8.4%	$(2,192)
Rebillable Income	$257,328	6.5%	$298,373	5.7%	$(41,045)
Manufacturing	$1,159,963	29.3%	$943,183	18.1%	$216,780
Total Revenue	$3,956,612	100.0%	$5,216,627	100.0%	$(1,260,015)

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2014, was $3,751,196, or 94.8% of revenues, compared to $3,654,980, or 70.1% of revenues, for the year ended December 31, 2013.  The overall increase in our cost of revenue is primarily due to the increase in Transportation Costs, which is included in the Other Costs of Revenue. The primary reason for the increase in cost of sales as a percentage of revenues was due to the decrease in inspection fees in relation to the amount of fixed costs included in our cost of revenue, such as depreciation on equipment and facilities, and insurance. Additionally, pipe is sold at a lower margin in relation to our service revenues.

The following table presents the composition of cost of revenue for the year ended December 31, 2014 and 2013:

	2014		2013		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$522,714	13.9%	$482,575	13.2%	$40,139
Materials and Supplies	759,377	20.3%	1,089,814	29.9%	$(330,437)
Subcontract Labor	679,787	18.1%	823,462	22.5%	$(143,675)
Depreciation	749,869	20.0%	746,597	20.4%	$3,272
Repairs and Maintenance	115,171	3.1%	98,435	2.7%	$16,736
Insurance	157,926	4.2%	154,549	4.2%	$3,377
Other Costs	766,352	20.4%	259,548	7.1%	$506,804
Total Cost of Revenues	$3,751,196	100.0%	$3,654,980	100.0%	$96,216

We have utilized the services of contractors to assist us as needed to provide timely and quality service to our customers.  We will continue our efforts to attract employees and retain qualified individuals to serve the needs of our customers.   The decrease in other materials and supplies is due primarily to the decrease in the sale of pipe.

Operating Expenses

For the year ended December 31, 2014, our operating expenses totaled $1,875,840, as compared to $2,977,757 in 2013, representing a decrease of $1,101,917, or 37.00%.  The largest component of our operating expenses for 2014 consists of salaries and wages, professional services, and other costs.  Salaries and wages for general and administrative personnel was $472,219 for the year ended December 31, 2014, compared to $540,264 for the year ended December 31, 2013, a decrease of $68,045, or 12.59%.  The decrease is attributable to the decrease in administrative pay pertaining to pipe sales.

Professional services expense increased from $442,755 for the year ended December 31, 2013, to $671,301 for the year ended December 31, 2014, an increase of $228,546, or 51.62%.  The increase is primarily a result of an increase in legal fees.

Other costs totaled $256,959 for the year ended December 31, 2014, as compared to $325,408 for the year ended December 31, 2013, a decrease of $68,449, or 21.03%.  Other costs for both the year ended December 31, 2014, and for the year ended December 31, 2013, pertain primarily to medical expense costs, property taxes, and marketing and advertising, among other costs associated to our operating expenses.

Other Income and Expense

Other income and expense consists of investment income, gain or loss on sale of assets, and interest expense.  For the year ended December 31, 2014, other expense, net of other income, totaled $51,449, as compared to other expense, net of other income, totaled $70,642 for the year ended December 31, 2013. The decrease is attributable primarily to the decrease of interest expense.

Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $13,226 for the year ended December 31, 2014, compared to investment income of $19,464 for the year ended December 31, 2013. For the year ended December 31, 2014, investment income consisted primarily of interest income of $13,159 and dividend income of $67.  At December 31, 2014, the investment account consisted solely of cash equivalents.

Interest expense totaled $64,461 for the year ended December 31, 2014, as compared to $160,106 for the year ended December 31, 2013, an increase of $95,645, or 59.74%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the year ended December 31, 2014, we reported an income tax benefit of $161,080, compared to an income tax expense of $161,081, for the year ended December 31, 2013, which was attributable to the carry-back of the net operating loss for the year.

Capital Resources and Liquidity

At December 31, 2014, we had $1,083,839 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with continued operations.  Cash outflows for investing purposes have consisted primarily of the acquisition of equipment and other technology to better serve our customers.  Most of the costs of those acquisitions have been offset by the sale of excess equipment. Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

The financial statements were prepared on a going concern basis. The going concern basis assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. During the year ended December 31, 2014, the company had a net loss of $2,574,974, positive cash flow from operations of $664,210, and negative working capital of $6,196,025.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services.  Should this occur, we would likely seek additional financing to support the continued operation of our business.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk, and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that, given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position, or liquidity for the periods presented in this report.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and No. 104, Revenue Recognition.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

Revenue for Exploration Technologies is recognized when persuasive evidence of an arrangement exists, services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Revenue for manufacturing and threading services is recognized when persuasive evidence of an arrangement exist, services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Revenue for Warehouse and Storage service is recognized at the beginning of the month when billed.

Revenue for the sales of Drilling, OCTG, & Equipment is recognized when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The Company's pipe division sells pipe on trade accounts under terms common in the industry and the associated costs are included in cost of sales.

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

ENERGY & TECHNOLOGY, CORP.

Financial Statements

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Energy & Technology Corporation

Lafayette, Louisiana

We have audited the accompanying consolidated balance sheets of Energy & Technology Corporation and its subsidiary (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy & Technology Corporation and its subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has suffered recurring loss from operations and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

January 13, 2016

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
		(Restated)
Assets
Current Assets
Cash and Cash Equivalents	$1,083,839	$1,875,188
Investments	58,490	4,393
Accounts Receivable
Trade, Net	304,691	910,837
Inventory, Net	1,008,123	1,256,570
Prepaid Expenses	20,291	37,173
Other Current Assets	166,472	78,788

Total Current Assets	2,641,906	4,162,949

Property and Equipment, Net
Held for Operations, Net	3,097,482	3,715,508
Construction in Progress	184,211
	3,281,693	3,715,508

Total Assets	$5,923,599	$7,878,457

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$2,702,627	$2,003,037
Accrued Liabilities	138,284	161,031
Accrued Rent	1,957,500	1,937,500
Current Maturities of Notes Payable	3,951,389	364,047
Due to Affiliates	62,844	691,935
Income Taxes Payable	25,287	149,936

Total Current Liabilities	8,837,931	5,307,486

Long-Term Liabilities
Notes Payable	39,151	8,065

Total Liabilities	$8,877,082	$5,315,551

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,186,117 Shares and 169,186,117 shares Issued at December 31, 2014, and 2013, respectively	169,186	169,186
Paid-In Capital	4,204,565	4,204,565
Treasury Stock, at cost (20,276 and 3,637,351 Shares)	(4,076,441)	(120,845)
Retained Earnings	(3,250,793)	(1,690,000)

Total Stockholders' Equity	(2,953,483)	2,562,906

Total Liabilities and Stockholders' Equity	$5,923,599	$7,878,457

See Notes to Consolidated Financial Statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations

For the Years Ended December 31, 2014 and 2013

	2014	2013

Revenues	$3,956,612	$5,216,627
Cost of Revenues
Materials and Supplies	759,377	1,089,814
Subcontract Labor	679,787	823,462
Depreciation	749,869	746,597
Employee and Related Costs	522,714	482,575
Repairs and Maintenance	115,171	98,435
Insurance	157,926	154,549
Other Costs	766,352	259,548

Total Cost of Revenues	3,751,196	3,654,980

Gross Profit	205,416	1,561,647

Operating Expenses
Selling, General, and Administration	1,759,306	1,766,345
Depreciation	118,933	144,906
Loss on Inventory Valuation	-	1,052,478
Bad Debts	(2,399)	14,028

Total Operating Expenses	1,875,840	2,977,757

Loss from Operations	(1,670,424)	(1,416,110)

Other Income (Expense)
Gain (Loss) on Sale of Assets	(214)	70,000
Interest Income	13,159	19,524
Interest Expense	(64,461)	(160,106)
Other Income	67	(60)

Total Other Expense	(51,449)	(70,642)

Loss Before Provision for Income Taxes	(1,721,873)	(1,486,752)

Benefit for Income Taxes	(161,080)	161,081

Net Income (Loss)	$(1,560,793)	$(1,647,833)

Loss per Share - Basic	$(0.01)	$(0.01)

Loss per Share – Diluted	$(0.01)	$(0.01)

See Notes to Consolidated Financial Statements

ENERGY & TECHNOLOGY CORP.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2014 and 2013

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2013	169,144,950	$169,145		$-	$4,173,730	$(42,167)	$4,300,708

Share buyback			(20,276)	(120,845)			$(120,845)

Bonus shares issued	41,167	41		-	30,835	-	$30,876

Net (Loss)	-	-		-	-	(1,647,833)	$(1,647,833)

Balance at December 31, 2013	169,186,117	$169,186	(20,276)	$(120,845)	$4,204,565	$(1,690,000)	$2,562,906

Balance at January 1, 2014	169,186,117	$169,186	(20,276)	$(120,845)	$4,204,565	$(1,690,000)	$2,562,906

Share buyback	-	-	(3,617,075)	(3,955,596)	-	-	$(3,955,596)

Bonus shares issued	-	-	-	-	-	-	$-

Net (Loss)	-	-	-	-	-	(1,560,793)	$(1,560,793)

Balance at December 31, 2014	169,186,117	$169,186	$(3,637,351)	$(4,076,441)	$4,204,565	$(3,250,793)	$(2,953,483)

See Notes to Consolidated Financial Statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities
Net Loss	$(1,560,793)	$(1,647,833)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Bad Debts	(2,399)	14,028
Depreciation	868,802	891,503
Gain Loss on sale of asset		(70,000)
Inventory Valuation		1,052,478
Deferred Income Taxes
Issuance of Stock as Bonus		30,876
Changes in Assets and Liabilities
Trade Receivables	608,545	(797,502)
Other Receivables	(87,684)
Inventory	248,447	569,037
Prepaid Expenses	16,882	63,100
Accounts Payable	699,590	(169,694)
Accrued Payroll and Payroll Liabilities	(22,747)	123,574
Income Taxes Payable	(124,649)	108,595
Accrued Rent	20,000	150,000

Net Cash Provided by Operating Activities	663,994	318,162

Cash Flows from Investing Activities
Decrease in Other Assets	(54,097)	1,051
Other Receivable		(57,476)
Sale of Property and Equipment		70,000
Purchase of Property and Equipment	(434,987)	(25,607)

Net Cash Provided by (Used in) Investing Activities	(489,084)	(12,032)

Cash Flows from Financing Activities
Purchase of Treasury Stock	(20,379)	(120,845)
Borrowings (Principal Repayments) to Affiliates	(629,091)	(664,925)
Borrowings (Principal Repayments) on Notes Payable	(316,789)	(524,867)

Net Cash Provided by (Used in) Financing Activities	(966,259)	(1,310,637)

Net Increase (Decrease) in Cash and Cash Equivalents	(791,349)	(1,004,507)

Cash and Cash Equivalents, Beginning of Year	1,875,188	2,879,695

Cash and Cash Equivalents, End of Year	$1,083,839	$1,875,188

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$64,462	$160,106

Cash Paid During the Period for Income Taxes	$155,919	$47,978

Non-Cash Investing and Financing Activity
Transfer of Property for Reduction of Notes Payable	-	$1,095,583

Issuance of Notes Payable to Purchase Treasury Stock	$3,935,217	$-

See Notes to Consolidated Financial Statements

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.	Organization

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

Revenue Recognition

Revenue for Exploration Technologies is recognized when persuasive evidence of an arrangement exist, services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Revenue for manufacturing services is recognized when persuasive evidence of an arrangement exist, services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Revenue for Warehouse & Storage Fees is recognized at the beginning of the month when billed.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.	Summary of Significant Accounting Policies (Continued)

Revenue for the sales of pipe is recognized when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The Company's pipe division sells pipe on trade accounts under terms common in the industry and the associated costs are included in cost of sales.

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

Inventory

Inventories are stated at the lower of cost or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to Loss on Inventory Valuation under Operating Expenses. In the year ended December 31, 2013, the company experienced total write-downs of $1,052,478 attributable to the decline in the oil industry. At December 31, 2014 and 2013, inventory consisted of pipe available for sale.

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

Going Concern

The company is considered to be in the oil industry. Because of the recent downturn of the market, the financial statements were prepared on a going concern basis. The going concern basis assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. During the year ended December 31, 2014, the company had a net loss of $2,574,974, positive cash flow from operations of $664,210, and negative working capital of $6,196,025. Given the company maintained positive cash flow from operations, it believes that it will have sufficient capital to operate over the next 12 months.

Historically, the company has had operating losses, negative cash flow from operations, and working capital deficiencies. Whether, and when, the company can attain profitability and positive working capital is uncertain. The company is also uncertain whether it can obtain funding to continue operations. These uncertainties cast significant doubt upon the company’s ability to continue as a going concern.

The company will need to raise capital in order to fund its operation. This need may be adversely impacted by uncertain market conditions and approval by regulatory bodies. To address its financing requirements, the company will seek financing from related parties, equity financing and asset sales. The outcome of these matters cannot be predicted at this time.

Patents

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

Recent Accounting Pronouncements

Management does not expect any impact from the adoption of new accounting pronouncements.

Comprehensive Income

The Company had no components of comprehensive income. Therefore, net income (loss) equals comprehensive income (loss) for the periods presented.

Note 3.	Restatement

The Company has restated its previously issued Consolidated Statements of Operations and Balance Sheets for the years ended December 31, 2012 and 2013. Most significantly, the company restated the reporting of Inventory Valuation, Patent Amortization, Deferred Tax Asset and Liability, and Depreciation.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 3.	Restatement (Continued)

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

The Company implemented new inventory valuation methods, processes and controls in the fourth quarter of 2014 that resulted in a material difference in the carrying value of its inventories. The Company has now preliminarily established the estimated impact of the inventory valuation adjustments on these prior periods. Due to the size of these adjustments, management has determined them to be material errors requiring restatements. The company has pushed back the loss of inventory valuation from year ending December 31, 2014 to year ending December 31, 2013 to properly reflect the value of inventory for 2013.

Restatement of the Deferred Tax Asset and Deferred Tax Liability accounts occurred due to the fact that a valuation allowance for a deferred tax asset is required if, based on the weight of available evidence, there is more than a 50% likelihood that some portion, or all, of the deferred tax asset will not be realized. The realizability of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax law. Audit findings for 2014 resulted in the write-off of Deferred Tax Assets and Deferred Tax Liabilities to conform to the likelihood that they will potentially not be realized due to the estimated existence of insufficient taxable income in the future.

Depreciation had been restated to account for the error in depreciation method used. Audit findings for 2014 resulted in indentifying the use of an accelerated depreciation instead of using Straight-line for depreciation. This error was corrected in year ended December 31, 2013.

The following table summarizes the corrections on each of the affected financial statement line items for each period presented:

	As Previously Reported (1)	Restatement Adjustment	As Restated
For the year ended December 31, 2012
Deferred Tax Asset	875,441	(875,441)	-
Patents, Net	433,136	(433,136)	-
Deferred Taxes Payable	(811,025)	811,025	-
Amortization	28,786	(28,786)	-
Selling, General and Administrative	1,737,849	461,918	2,199,767
Benefit for Income Tax	(144,115)	64,416	(79,699)

For the year ended December 31, 2013
Accounts Receivable, Trade Net	1,029,761	(118,924)	910,837
Inventory, Net	2,309,048	(1,052,478)	1,256,570
Deferred Tax Asset	962,436	(962,436)	-
Held for Operations, Net	3,650,236	65,272	3,715,508
Patents, Net	409,539	(409,539)	-
Accounts Payable	2,109,713	(106,676)	2,003,037
Accrued Liabilities	54,357	106,674	161,031
Deferred Taxes Payable	604,271	(604,271)	-
Paid-In Capital	4,181,922	22,643	4,204,565
Revenue	5,440,621	(223,994)	5,216,627
Cost of Revenue	3,399,892	255,088	3,654,980
Selling, General and Administrative	1,953,834	(187,489)	1,766,345
Depreciation	382,031	(237,125)	144,906
Loss on Inventory Valuation	-	1,052,478	1,052,478
Benefit for Income Tax	(132,668)	293,749	161,081

(1)	Includes certain reclassification to conform to the current presentation

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 4.	Property and Equipment

	2014	2013

Buildings and Improvements	$3,042,385	$3,042,385
Equipment	5,827,229	5,626,649
Autos and Trucks	304,495	255,894
Office Furniture	32,657	32,657
Construction in Progress	184,211
	9,390,977	8,957,585
Less: Accumulated Depreciation	-6,109,284	-5,242,077
Total	$3,281,693	$3,715,508

Depreciation expense amounted to $868,802 and $891,503 for the period ended December 31, 2014 and 2013, respectively.

During 2013, Property and Equipment held for investment were transferred for a reduction of Notes Payable, specifically Due to Affiliates, in the amount of $1,095,583. During 2014, the company purchased equipment in the amount of $435,203 and disposed of equipment resulting in decrease in Accumulated Depreciation of $1,595 and a loss of $214.

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

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of December 31, 2013 and December 31, 2014 the total owed is $1,937,500 and $1,957,200, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

The Company has one balance due American Interest LLC (AIC) the majority stockholder of the Energy & Technology, Corp.: A note AIC, LLC. purchased from Mustang for the original purchase of the Company which bears interest at 8%. Included in due to affiliates at December 31, 2014 and 2013, is $62,844 and $691,935 respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $55,355 and $135,060 for the years ended December 31, 2014 and 2013, respectively.

Note 6.	Notes Payable

Notes payable at December 31, 2014 and December 31, 2013 consist of the following:

	2014	2013
Secured fixed term note of $213,226 due October 2014; fixed interest rate of 5.98%		$27,241
Secured fixed term note of $340,990 due December 2014; fixed interest rate of 5.93%		63,525
Secured fixed term note of $260,000 due May 2015; fixed interest rate of 5.4%		66,554
Secured fixed term note of $60,303 due November 2015; fixed interest rate of 2.9%	4,248	18,312
Secured fixed term note of $23,968 due February 2016; fixed interest rate of 6.0%	3,801	9,397
Secured fixed term note of $449,000 due October 2014; fixed interest rate of 0.0%		187,083
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	47,274
Unsecured variable term note of $3,935,217 due on demand; fixed consulting fee of 4.0%	3,935,217
Secured fixed term note of $96,213 August 2013; fixed interest rate of 7.95%
	$3,990,540	$372,112
Less: Current Portion	3,951,389	364,047
Long-Term Portion	$39,151	$8,065

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 6.	Notes Payable (Continued)

Following are maturities of long-term debt at December 31, 2014:

Fiscal Year Ending December 31,	Amount
2016	$20,521
2017	18,630
Total	$39,151

Note 7.	Income Taxes

For the year ended December 31, 2014, the Company reported an income tax benefit of $161,080 compared to income tax expense of $161,081 for the year ended December 31, 2013. This was the result of our net operating loss carry-back.

The provision for income taxes for 2014 and 2013 consist of the following:

	2014	2013
Current - Federal	$(161,080)	$161,081
Current - State	-	-
Deferred - Federal	-	-
Deferred - State	-	-
Provision for Income Taxes	$(161,080)	$161,081

A reconciliation of income tax expense at the federal statutory rate to the Company’s actual income tax expense at December 31, 2013 and 2012 follows:

	2014	2013
Tax (Benefit) Expense Provsion at Expected Federal Statutory Rate of 34%	$(161,080)	$161,081

Deferred State Taxes and Adjustment of State Income Tax Allocation	-	-

Income Tax (Benefit) Expense	$(161,080)	$161,081

Note 8.	Equity

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

In 2013, the company issued a total of 41,167 shares of common stock valued at an average of $0.749 a share to employees as compensation. The company also purchased 20,270 shares of common stock now held in Treasury for $120,845. In 2014, the company issued an unsecured variable term note of $3,935,217 to purchase 3,580,000 shares of common stock which now is in Treasury. The company also purchased 37,075 shares of common stock for $20,379. These shares are also held in Treasury.

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

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 9.	Earnings per Share (Continued)

As the Company incurred a net loss during the year ended December 31, 2013, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 168,332,363, and 169,149,947 for the years ended December 31, 2014 and 2013, respectively.

Note 10.	Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030. The Company also leases land for operating purposes on a month to month basis. Rent expense for the year ended December 31, 2014 and 2013 was $209,860, and $219,798, respectively.

Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 2014 are as follows:

2015	6,000
2016	6,000
2017	6,000
2018	6,000
Thereafter	70,500
Total	$94,500

Note 11.	Litigation and Contingent Liabilities

The Company is currently involved in litigation with a supplier regarding a contract agreement for the Company to serve as a distributor for the suppliers products. Because it is probable that the Company will be unsuccessful in defending its position, the Company has recorded a liability of $2,252,936 for net proceeds due the supplier from sales of its product.

Note 12.	Major Customers

For the year ended December 31, 2014, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these two customers were approximately 54% of total revenues, and total balance due from these two customers at December 31, 2014 was $151,582. For the year ended December 31, 2013, the Company had two customers for which revenue generated from the customer amounted to approximately 59% of the Company’s total revenue. At December 31, 2013, these customers had a trade receivable balance of $802,583

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

	December 31,
	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Investments	$58,490	$58,490	$4,393	$4,393

	$58,490	$58,490	$4,393	$4,393

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Investments: The carrying amount reported in the balance sheet approximates fair value.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 14.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2014. In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued. The following events should be noted:

The Company was involved in litigation with a supplier regarding a contract agreement for the Company to serve as a distributor for the suppliers products but has been settled in the first quarter of 2015. The Company has reversed a liability of $2,252,936 for net proceeds due the supplier from sales of its product and has recorded Income from Settlement of $2,252,936.

The Company was involved in arbitration with an Insurance company regarding coverage of an insurance claim but has since been settled in the second quarter of 2015. The Company has recorded Income from Settlement of $150,000.

The Company was involved in a legal dispute concerning the use of land being used under a lease. A Related Party has purchased the property and all legal disputes have been dropped.

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the Company’s disclosure controls and procedures. As defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, we have concluded that our disclosure controls and procedures were ineffective as of December 31, 2014.

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

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

The management of Energy & Technology Corp. assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014, and this assessment identified the following material weakness in the company’s internal control over financial reporting.

●	Restatement of previously issued financial statements to reflect the correction of a material misstatement. The correction of a misstatement includes restating Amortization of Patents, Depreciation Expense, and Deferred Tax Asset and Liability.

●	Identification by the auditor of a material misstatement in the financial statements for the period under audit that was not initially identified by the entity’s internal control. This includes misstatements involving estimation and judgment for which the auditor identifies likely material adjustments and corrections of the recorded amounts regarding restating Amortization of Patents, Depreciation Expense, and Deferred Tax Asset and Liability.

Management has relied on external accounting firms and previous audit reports in determining accurate adjustments and corrections of financial statements. The Company has since hired a new Auditing firm and new external accounting firm to consult with in preparing financial statements in accordance with generally accepted accounting principles.

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Because of the material weakness described in the preceding paragraph, management believes that, as of December 31, 2014, the company’s internal control over financial reporting was not effective based on those criteria.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Amer Salhi was born in The Kingdom of Saudi Arabia. He attended Hashemite University of the Kingdom of Jordan 2002 to 2006, and received his Bachelor’s degree in Business Administration. Following graduation, Mr. Salhi enrolled at the Southeastern Louisiana University in Hammond Louisiana and received his MBA minor in accounting in December 2009. Mr. Salhi joined Energy & Technology, Corp. October of 2010, where he served in the capacity as Accountant. He was appointed C.F.O and Secretary of the company on April 12, 2011. Amer Salhi resigned his post, for personal reasons, after the completion of the 2013 audit and George M. Sfeir has filled his position.

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

SUMMARY COMPENSATION TABLE

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
George Sfeir, President, Chief Executive Officer	2014	120,640	0	0	0	0	0	0	120,640
and Director	2013	92,800	0	0	0	0	0	0	92,800

Amer Salhi,	2014	0	0	0	0	0	0	0	0
Chief Financial Officer and Secretary	2013	52,400	300	0	0	0	0	0	52,700

Edmund J. Baudoin, Jr.,	2014	60,320	200	0	0	0	0	0	60,520
Treasurer	2013	59,544	416	0	0	0	0	0	59,960

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

Dated: January 13, 2016

By	/s/ George M. Sfeir
George M. Sfeir,
President,
Chief Executive Officer,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	January 13, 2016
George M. Sfeir	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

