Form 10-K
period 2015-12-31
ENERGY & TECHNOLOGY CORP.
filed 2016-03-31
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2015

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

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $.69 million computed by reference to the price at which the common equity was last sold on the OTC (Other OTC) Capital Market.

Number of the issuer’s Common Stock outstanding as of March 31, 2016: 165,548,766

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

The types of claims that could be made against the Company consists primarily of product liability claims associated with a failure of pipe stem and oil country tubular products used for exploration.  The Company maintains general liability insurance of $6,000,000, including a $5,000,000 umbrella policy.

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

The Abbeville, Louisiana facility consists of a building which houses the manufacturing, reclamation, testing, engineering, storage and maintenance. Both facilities provide excellent year-round pipe and equipment storage, manufacturing, testing, and maintenance services.

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

Quarter ended	Low Price	High Price
December 31, 2014	$0.76	$1.10
March 31, 2015	$0.18	$0.76
June 30, 2015	$0.22	$1.34
September 30, 2015	$0.26	$0.42
December 31, 2015	$0.15	$0.27

Holders

As of December 31, 2015, in accordance with our transfer agent, Olde Monmouth’s, records, we had 174 Common Stock holders not including CEDE & Co.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2015 and 2014, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2014 to December 31, 2015

At December 31, 2015, total assets amounted to $4,632,405 compared to $5,923,599 at December 31, 2014, a decrease of $1,291,194, or 21.80%.  The decrease is primarily due to a decrease in the Company’s cash of $1,044,858, a decrease in property and equipment held for operations of $361,596, a decrease in prepaid expenses of $7,185, and a decrease in Net Accounts Receivable of $58,023. These decreases were partially offset by an increase in other assets of $25,415.

Our liabilities at December 31, 2015, totaled $6,985,126 compared to $8,877,082 at December 31, 2014, a decrease of $1,891,956, or 21.31%.  The decrease is primarily due to a decrease in accrued liabilities of $68,022, and a decrease in accounts payable of $2,105,161. These decreases were partially offset by an increase in due to affiliates of $126,224, an increase in accrued rent of $150,000, and an increase in notes payable of $5,003.

Total stockholder’s equity increased from ($2,953,483) at December 31, 2014, to ($2,352,721) at December 31, 2015.  This increase was due to net income generated for the year ended December 31, 2015 of $600,762.

Cash and Cash Equivalents

The Company’s cash decreased from $1,044,858 at December 31, 2014, to $38,981 at December 31, 2015. The decrease in cash and cash equivalents was primarily due to the Company’s decrease in sales.

Inventory

We began purchasing pipe for sale to customers in late 2007.  This was an opportunity for us to expand our services to our customers.  Inventory of pipe at December 31, 2015 and December 31, 2014, was $1,008,123.  It is anticipated that the Company will continue its efforts to expand its sales of oilfield pipe.

Property and Equipment

The decrease in property and equipment of $196,503 is primarily due to depreciation of $542,778 at December 31, 2015 partially offset by the net purchase of equipment of $290,202.

Accounts Payable

Accounts payable at December 31, 2015 totaled $597,466 compared to $2,702,627 at December 31, 2014, a decrease of $2,105,161. This decrease is primarily attributable to the favorable lawsuit settlement of a vendor’s pipe which was accrued as a liability when sold.

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

Discussion of Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2013

Revenues

Our revenue for the year ended December 31, 2015, was $2,201,284 compared to $3,956,612 for the year ended December 31, 2014, a decrease of $1,755,328, or 44.36%.  The decrease is attributable primarily to the decrease in exploration technologies of $283,347, a decrease in drilling, OCTG, & equipment sales of $822,844, a decrease is warehouse & storage fees of $87,600, and a decrease in Manufacturing of $576,814. This decrease was a result of the industry’s market decline and increased market competition.

The following table presents the composition of revenue for the year December 31, 2014 and 2013:

	2015		2014		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$997,730	45.3%	$1,281,077	32.4%	$(283,347)
Drilling, OCTG, & Equipment Sales	$-	0.0%	$822,844	20.8%	$(822,844)
Warehouse & Storage Fees	$347,740	15.8%	$435,400	11.0%	$(87,660)
Rebillable Income	$272,665	12.4%	$257,328	6.5%	$15,337
Manufacturing	$583,149	26.5%	$1,159,963	29.3%	$(576,814)
Total Revenue	$2,201,284	100.0%	$3,956,612	100.0%	$(1,755,328)

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2015, was $2,271,402, or 100.03% of revenues, compared to $3,751,196, or 94.8% of revenues, for the year ended December 31, 2014.  The overall increase in our cost of revenue is primarily due to the increase in Transportation Costs, which is included in the Other Costs of Revenue. The primary reason for the increase in cost of sales as a percentage of revenues was due to the decrease in drilling, OCTG, & Equipment Sales and Exploration Technologies in relation to the amount of fixed costs included in our cost of revenue, such as depreciation on equipment and facilities, and insurance. Additionally, pipe is sold at a lower margin in relation to our service revenues.

The following table presents the composition of cost of revenue for the year ended December 31, 2015 and 2014:

	2015		2014		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$470,965	20.7%	$522,714	13.9%	$(51,749)
Materials and Supplies	143,319	20.3%	759,377	29.9%	$(616,058)
Subcontract Labor	431,006	19.0%	679,787	18.1%	$(248,781)
Depreciation	423,567	18.6%	749,869	20.0%	$(326,302)
Repairs and Maintenance	130,506	5.7%	115,171	3.1%	$15,335
Insurance	145,577	6.4%	157,926	4.2%	$(12,349)
Other Costs	526,462	23.2%	766,352	20.4%	$(239,890)
Total Cost of Revenues	$2,271,402	100.0%	$3,751,196	100.0%	$(1,479,794)

We have utilized the services of contractors to assist us as needed to provide timely and quality service to our customers.  We will continue our efforts to attract employees and retain qualified individuals to serve the needs of our customers.   The decrease in other materials and supplies is due primarily to the decrease in the sale of pipe.

Operating Expenses

For the year ended December 31, 2015, our operating expenses totaled $1,710,826, as compared to $1,875,840 in 2014, representing a decrease of $165,014, or 8.80%.  The largest component of our operating expenses for 2015 consists of salaries and wages, professional services, and other costs.  Salaries and wages for general and administrative personnel was $685,327 for the year ended December 31, 2015, compared to $472,219 for the year ended December 31, 2014, an increase of $213,108, or 45.13%.  The increase is attributable to the increase in administrative pay pertaining to the hiring of an operations manager and an additional salesman.

Professional services expense decreased from $671,301 for the year ended December 31, 2014, to $220,776 for the year ended December 31, 2015, a decrease of $450,525, or 67.11%.  The decrease is primarily a result of a decrease in legal fees.

Other costs totaled $313,120 for the year ended December 31, 2015, as compared to $256,959 for the year ended December 31, 2014, an increase of $56,161, or 21.86%.  Other costs for both the year ended December 31, 2015, and for the year ended December 31, 2014, pertain primarily to medical expense costs, property taxes, and marketing and advertising, among other costs associated to our operating expenses.

Other Income and Expense

Other income and expense consists of income from lawsuit settlement, investment income, gain or loss on sale of assets, and interest expense.  For the year ended December 31, 2015, other income totaled $2,381,707, as compared to other expense, net of other income, totaled $51,449 for the year ended December 31, 2014. The increase in Other Income/ (Expense) is attributable primarily to the increase of income from lawsuit settlement.

Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $6,105 investment expense for the year ended December 31, 2015, compared to investment income of $13,226 for the year ended December 31, 2014. For the year ended December 31, 2015, investment income consisted primarily of interest income of $2,479 and unrealized loss of $10,040.

Interest expense totaled $17,229 for the year ended December 31, 2015, as compared to $64,461 for the year ended December 31, 2014, a decrease of $47,232, or 73.27%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the year ended December 31, 2015, the income tax return was not completed so no tax information is available at the time of the filing of this report. We reported an income tax benefit of $161,081, for the year ended December 31, 2014, which was attributable to the carry-back of the net operating loss for the year.

Capital Resources and Liquidity

At December 31, 2015, we had $38,981 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with continued operations.  Cash outflows for investing purposes have consisted primarily of the acquisition of equipment and other technology to better serve our customers.  Most of the costs of those acquisitions have been offset by the sale of excess equipment. Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

The financial statements were prepared on a going concern basis. The going concern basis assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. During the year ended December 31, 2015, the company had a net income of $600,762, negative cash flow from operations of $895.923, and negative working capital of $5,404,498.

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

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ENERGY & TECHNOLOGY, CORP.

Financial Statements

December 31, 2015 and 2014

Contents

Basic Financial Statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
		(Audited)
Assets
Current Assets
Cash and Cash Equivalents	$38,981	$1,083,839
Investments	48,450	58,490
Accounts Receivable
Trade, Net	246,668	304,691
Inventory, Net	1,008,123	1,008,123
Prepaid Expenses	13,106	20,291
Other Current Assets	191,887	166,472

Total Current Assets	1,547,215	2,641,906

Property and Equipment, Net
Held for Operations, Net	2,735,886	3,097,482
Construction in Progress	349,304	184,211
	3,085,190	3,281,693

Total Assets	$4,632,405	$5,923,599

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$597,466	$2,702,627
Accrued Liabilities	70,262	138,284
Accrued Rent	2,107,500	1,957,500
Current Maturities of Notes Payable	3,962,130	3,951,389
Due to Affiliates	189,068	62,844
Income Taxes Payable	25,287	25,287

Total Current Liabilities	6,951,713	8,837,931

Long-Term Liabilities
Notes Payable	33,413	39,151

Total Liabilities	$6,985,126	$8,877,082

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized,
None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,186,117
Shares and 169,186,117 shares Issued at December 31, 2015, and 2014, respectively	169,186	169,186
Paid-In Capital	4,204,565	4,204,565
Treasury Stock, at cost (3,637,351 Shares)	(4,076,441)	(4,076,441)
Retained Earnings	(2,650,033)	(3,250,793)

Total Stockholders' Equity	(2,352,723)	(2,953,483)

Total Liabilities and Stockholders' Equity	$4,632,403	$5,923,599

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations

For the Years Ended December 31, 2015 and 2014

	2015	2014

Revenues	$2,201,284	$3,956,612
Cost of Revenues
Materials and Supplies	143,319	759,377
Subcontract Labor	431,006	679,787
Depreciation	423,567	749,869
Employee and Related Costs	470,965	522,714
Repairs and Maintenance	130,506	115,171
Insurance	145,577	157,926
Other Costs	526,462	766,352

Total Cost of Revenues	2,271,402	3,751,196

Gross Profit	(70,119)	205,416

Operating Expenses
Selling, General, and Administration	1,591,615	1,759,306
Depreciation	119,211	118,933
Bad Debts		(2,399)

Total Operating Expenses	1,710,826	1,875,840

Loss from Operations	(1,780,945)	(1,670,424)

Other Income (Expense)
Income from Lawsuit Settlement	2,402,936	-
Gain (Loss) on Sale of Assets	2,105	(214)
Interest Income	2,479	13,159
Interest Expense	(17,229)	(64,461)
Other Income	(8,584)	67

Total Other Expense	2,381,707	(51,449)

Loss Before Provision for Income Taxes	600,762	(1,721,873)

Benefit for Income Taxes	0	(161,080)

Net Income (Loss)	$600,762	$(1,560,793)

Loss per Share - Basic	$0.004	$(0.010)

Loss per Share - Diluted	$0.004	$(0.010)

ENERGY & TECHNOLOGY CORP.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2015 and 2014

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2014	169,186,117	$169,186	$(20,276)	$(120,845)	$4,204,565	$(1,690,000)	$2,562,906

Share buyback			(3,617,075)	(3,955,596)			$(3,955,596)

Bonus shares issued				-		-	$-

Net (Loss)	-	-		-	-	(1,560,793)	$(1,560,793)

Balance at December 31, 2014	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,565	$(3,250,793)	$(2,953,483)

Balance at January 1, 2015	169,186,117	169,186	(3,637,351)	(4,076,441)	4,204,565	(3,250,793)	(2,953,483)

Net (Loss)	-	-			-	600,762	$600,762

Balance at December 31, 2015	169,186,117	$169,186	$(3,637,351)	$(4,076,441)	$4,204,565	$(2,650,031)	$(2,352,721)

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$600,762	$(1,560,793)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Bad Debts		(2,399)
Depreciation	542,778	868,802
Income from Lawsuit Settlement	(2,252,936)
Gain Loss on sale of asset	2,105
Disposal of Asset	(58,178)
Changes in Assets and Liabilities
Trade Receivables	58,023	608,545
Other Receivables	(25,415)	(87,684)
Inventory	-	248,447
Prepaid Expenses	7,185	16,882
Accounts Payable	147,775	699,590
Accrued Payroll and Payroll Liabilities	(68,022)	(22,747)
Income Taxes Payable		(124,649)
Accrued Rent	150,000	20,000

Net Cash Provided by Operating Activities	(895,923)	663,994

Cash Flows from Investing Activities
Other Assets	10,040	(54,097)
Purchase of Property and Equipment	(290,202)	(434,987)

Net Cash Provided by (Used in) Investing Activities	(280,162)	(489,084)

Cash Flows from Financing Activities
Purchase of Treasury Stock		(20,379)
Borrowings (Principal Repayments) to Affiliates	126,224	(629,091)
Borrowings (Principal Repayments) on Notes Payable	5,003	(316,789)

Net Cash Provided by (Used in) Financing Activities	131,227	(966,259)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,044,858)	(791,349)

Cash and Cash Equivalents, Beginning of Year	1,083,839	1,875,188

Cash and Cash Equivalents, End of Year	$38,981	$1,083,839

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$17,229	$64,462

Cash Paid During the Period for Income Taxes	$-	$155,919

Non-Cash Investing and Financing Activity
Issuance of Notes Payable to Purchase Treasury Stock	$-	$3,935,217

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 for the years ended December 31, 2015 and 2014.

Inventory

Inventories are stated at the lower of cost or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to Loss on Inventory Valuation under Operating Expenses. At December 31, 2015 and 2014, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At December 31, 2015, the balance due from two customers represented 58% of receivables, and sales to those two customers represented 61% of revenues for the year ended December 31, 2015.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $8,100 and $32,264, for the year ended December 31, 2015 and 2014, respectively.

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

Going Concern

The company is considered to be in the oil industry. Because of the recent downturn of the market, the financial statements were prepared on a going concern basis. The going concern basis assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. During the year ended December 31, 2015, the company had a net income of $600,762, negative cash flow from operations of $895,923, and negative working capital of $5,404,498. Given the company maintained positive cash flow from operations, it believes that it will have sufficient capital to operate over the next 12 months.

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

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 3.   Property and Equipment

	2015	2014

Buildings and Improvements	$3,157,938	$3,042,385
Equipment	5,878,980	5,827,229
Autos and Trucks	260,932	304,495
Office Furniture	34,025	32,657
Construction in Progress	349,304	184,211
	9,681,179	9,390,977
Less: Accumulated Depreciation	-6,595,989	-6,109,284
Total	$3,085,190	$3,281,693

Depreciation expense amounted to $542,778 and $868,802 for the period ended December 31, 2015 and 2014, respectively.

During 2014, the company purchased equipment in the amount of $435,203 and disposed of equipment resulting in decrease in Accumulated Depreciation of $1,595 and a loss of $214. During 2015, the company purchased equipment in the amount of $290,202 and disposed of equipment resulting in a decrease in Accumulated Depreciation of $56,073 and a gain of $2,105.

Note 4.   Related Party Transactions

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

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of December 31, 2014 and December 31, 2015 the total owed is $1,957,500 and $2,107,500, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

The Company has one balance due American Interest LLC (AIC) the majority stockholder of the Energy & Technology, Corp.: A note AIC, LLC. purchased from Mustang for the original purchase of the Company which bears interest at 8%. Included in due to affiliates at December 31, 2015 and 2014, is $52,516 and $62,844, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $11,161 and $55,355 for the years ended December 31, 2015 and 2014, respectively.

Note 5.   Notes Payable

Notes payable at December 31, 2015 and December 31, 2014 consist of the following:

	2015	2014
Secured fixed term note of $60,303 due November 2015; fixed interest rate of 2.9%	-	4,248
Secured fixed term note of $23,968 due February 2016; fixed interest rate of 6.0%	-	3,801
Secured fixed term note of $31,905 due March 2019; fixed interest rate of 6.0%	21,174	-
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	39,151	47,274
Unsecured variable term note of $3,935,217 due on demand; fixed consulting fee of 4.0%	3,935,217	3,935,217
	$3,995,542	$3,990,540
Less: Current Portion	3,962,130	3,951,389
Long-Term Portion	$33,412	$39,151

Following are maturities of long-term debt at December 31, 2015:

Fiscal Year Ending December 31,	Amount
2017	$8,280
2018	8,280
2019	8,280
2020	8,572

Total	$33,412

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 6.   Income Taxes

For the year ended December 31, 2015, the Company has filed an extension income tax purposes. As of the date of this report, the Company does not have any information as to the nature of the provision for income taxes. For the year ended December 31, 2014, the Company reported an income tax benefit of $161,080. This was the result of our net operating loss carry-back.

Note 7.   Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,548,766 as of December 31, 2015 and December 31, 2014.

The Company is authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2015 and December 31, 2014, there were no shares issued and outstanding.

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

There were no potentially dilutive common stock equivalents as of December 31, 2015, therefore basic earnings per share equals diluted earnings per share for the year ended December 31, 2014. As the Company incurred a net loss during the year ended December 31, 2015, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the year ended December 31, 2015, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 168,332,363 for the years ended December 31, 2015 and 2014.

Note 9.   Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030. The Company also leases land for operating purposes on a month to month basis. Rent expense for the year ended December 31, 2014 and 2013 was $249,556, and $209,860, respectively.

Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 2015 are as follows:

2016	6,000
2017	6,000
2018	6,000
2019	6,000
Thereafter	64,500

Total	$88,500

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

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 11. Major Customers

For the year ended December 31, 2015, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these two customers were approximately 61% of total revenues, and total balance due from these two customers at December 31, 2015 was $143,605. For the year ended December 31, 2014, the Company had two customers for which revenue generated from the customer amounted to approximately 54% of the Company’s total revenue. At December 31, 2014, these customers had a trade receivable balance of $151,582.

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

	December 31,
	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Investments	$48,450	$48,450	$58,490	$58,490

	$48,450	$48,450	$58,490	$58,490

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Investments: The carrying amount reported in the balance sheet approximates fair value.

Note 13. Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2015. In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued. The following events should be noted:

The Company has filed a lawsuit against a competitor alleging patent infringement. To the date of this financial statement being issued, there is no response from our competitor in regards to this allegation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is MaloneBailey,LLP. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the Company’s disclosure controls and procedures. As defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that evaluation and the criteria set forth in the COSO Report, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

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

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s and their respective ages as of December 31, 2015 are as follows:

NAME	AGE	POSITION

George Sfeir	59	President, Chief Executive Officer, Chief Financial Officer and Director

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

Edmund J. Baudoin, Jr., is a 1979 graduate of the University of Southwestern Louisiana where he earned a B.S. in Business Administration.  After graduation, Mr. Baudoin joined Technical Industries, Inc. and served as Vice President before resigning in 1999 to perform title research and abstracting work as a Landman, before rejoining Technical Industries, Inc. in 2009.  Mr. Baudoin has over 32 years of experience in the oilfield industry.  He currently serves as Administrator of Technical Industries, Inc., and was appointed Treasurer of the Company on August 29, 2009 until resigning year ending December 31, 2014 for personal reasons.

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

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2015.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to Form 10-K filed on March 30, 2009.

ITEM 11.          EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2015 and 2014. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015, and 2014 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Totals ($)
George Sfeir, President, Chief Executive Officer	2015	71,050	0	0	0	0	0	0	71,050
and Director	2014	120,640	0	0	0	0	0	0	120,640

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2015.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2015 by the executive officer named in the Summary Compensation Table.

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2015 and 2014, for the reviews of the financial statements included in our reports on Form 10-Q, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.  Audit fees pertaining to services provided to the Company for the fiscal years ended December 31, 2015 and 2014, amount to $30,000 and $39,855, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

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

Dated: March 30, 2016

By	/s/ George M. Sfeir
George M. Sfeir,
President,
Chief Executive Officer,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	March 30, 2016
George M. Sfeir	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

