Form 10-Q
period 2016-03-31
ENERGY & TECHNOLOGY CORP.
filed 2016-05-16
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

According to the Company’s only transfer agent of record, Olde Monmoth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of March 31, 2016, is 165,548,766 shares of common stock. The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

March 31, 2016

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

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

	March 31,	December 31,
	2016	2015
		(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$16,972	$38,981
Investments	47,266	48,450
Accounts Receivable
Trade, Net	290,657	246,668
Inventory, Net	1,008,123	1,008,123
Prepaid Expenses	37,746	13,106
Other Current Assets	30,910	191,887

Total Current Assets	1,431,674	1,547,215

Property and Equipment, Net
Held for Operations, Net	2,647,182	2,735,886
Construction in Progress	349,551	349,304
	2,996,733	3,085,190

Total Assets	$4,428,407	$4,632,405

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$527,688	$597,466
Accrued Liabilities	90,659	70,262
Accrued Rent	2,145,000	2,107,500
Current Maturities of Notes Payable	3,986,730	3,962,130
Due to Affiliates	192,773	189,068
Income Taxes Payable	25,287	25,287

Total Current Liabilities	6,968,138	6,951,713

Long-Term Liabilities
Notes Payable	28,603	33,413

Total Liabilities	$6,996,741	$6,985,126

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,186,117 Shares Issued at March 31, 2016, and December 31, 2015	169,186	169,186
Paid-In Capital	4,204,565	4,204,565
Treasury Stock, at cost (3,637,351 Shares)	(4,076,441)	(4,076,441)
Retained Earnings	(2,865,644)	(2,650,033)

Total Stockholders' Equity	(2,568,334)	(2,352,723)

Total Liabilities and Stockholders' Equity	$4,428,407	$4,632,403

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2016 and March 31, 2015

	Three Months Ended
	March 31,	March 31,
	2016	2015

Revenues	$419,688	$479,548
Cost of Revenues
Materials and Supplies	13,201	14,901
Contractor	73,103	120,838
Depreciation	69,980	125,709
Employees and Related Costs	89,566	150,402
Repairs and Maintenance	2,182	31,308
Insurance	20,753	38,000
Other Costs	85,519	136,571
Patent Amortization		7,196

Total Cost of Revenues	354,304	624,925

Gross Profit	65,385	(145,377)

Operating Expenses
Selling, General, and Administration	248,581	312,475
Depreciation	27,925	30,229

Total Operating Expenses	276,506	342,704

Loss from Operations	(211,122)	(488,081)

Other Income (Expense)
Gain (Loss) on Sale of Assets		2,105
Investment Income (Expense)	(429)	3,012
Interest Expense	(4,064)	(4,291)

Total Other Income (Expense)	(4,493)	826

Loss Before Provision for Income Taxes	(215,613)	(487,255)

Benefit for Income Taxes	0	(172,712)

Loss	$(215,613)	$(314,543)

Loss per Share - Basic	(N/M )	(N/M )

Loss per Share - Diluted	(N/M )	(N/M )

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2015 and the Three Months Ended March 31, 2016

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2015	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,565	$(3,250,793)	$(2,953,483)

Net (Loss)	-	-		-	-	600,762	$600,762

Balance at December 31, 2014	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,565	$(2,650,031)	$(2,352,721)

Balance at January 1, 2015	169,186,117	169,186	(3,637,351)	(4,076,441)	4,204,565	(2,650,031)	(2,352,721)

Net (Loss)	-	-			-	(215,613)	$(215,613)

Balance at December 31, 2015	169,186,117	$169,186	$(3,637,351)	$(4,076,441)	$4,204,565	$(2,865,644)	$(2,568,334)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended
	March 31,	March 31,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(215,613)	$(314,543)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	97,905	155,938
Amortization of Patent Costs		7,196
Change in FMV of Investments	1,184
Gain/Loss on disposal of asset		(2,105)
Deferred Income Taxes		(172,712)
Changes in Assets and Liabilities
Trade Receivables	(43,989)	56,166
Prepaid Expenses	(24,640)	(86,866)
Accounts Payable	(69,778)	(108,822)
Accrued Payroll and Payroll Liabilities	20,398	(51,841)
Accrued Rent	37,500	37,500

Net Cash Provided by Operating Activities	(197,033)	(480,089)

Cash Flows from Investing Activities
Other Assets	160,975	(1,620)
Patent Costs		(4,249)
Purchase of Property	(9,448)	(169,045)
Other Receivables		(13,068)

Net Cash Provided by (Used in) Investing Activities	151,527	(187,982)

Cash Flows from Financing Activities
Purchase of Treasury Stock	-	-
Borrowings (Principal Repayments) to Affiliates	3,705	(8,193)
Borrowings (Principal Repayments) on Notes Payable	19,790	100,292

Net Cash Provided by (Used in) Financing Activities	23,495	92,099

Net Increase (Decrease) in Cash and Cash Equivalents	(22,009)	(575,972)

Cash and Cash Equivalents, Beginning of Year	38,981	1,083,840

Cash and Cash Equivalents, End of Year	$16,972	$507,868

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$4,064	$3,361

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.	Organization

This Financial statement is unaudited.

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at March 31, 2016 and at December 31, 2015, respectively.

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2016 and at December 31, 2015, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At March 31, 2016, the balance due from two customers represented 50% of receivables, and sales to five customers represented 79% of revenues for the three months ended March 31, 2016.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $1,762 and $1,486 for the three months ended March 31, 2016 and 2015, respectively.

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

In a prior year, the Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and was being amortized over 20 years. Recent Audit findings resulted in the write off of the Patents and the related Accumulated Amortization due to the fact that they were internally created. GAAP requires that internally created Patents be expensed as incurred instead of amortized. Our current year auditors’ correction reflects a prior year inappropriate Patent capitalization.

Note 4.	Property and Equipment

Property and equipment consists of the following at March 31, 2016 and December 31, 2015, respectively:

	2016	2015

Buildings and Improvements	$3,157,937	$3,157,938
Equipment	5,888,180	5,878,980
Autos and Trucks	260,932	260,932
Office Furniture	34,025	34,025
Construction in Progress	349,551	349,304
	9,690,626	9,681,179
Less: Accumulated Depreciation	-6,693,893	-6,595,989
Total	$2,996,733	$3,085,190

Depreciation expense amounted to $97,905 and $155,938 for the three months ended March 31, 2016 and 2015, respectively.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 5.	Related Party Transactions

Included in due to affiliates at March 31, 2016 and December 31, 2015, is $192,773 and $189,068 respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%. Interest expense associated with this obligation totaled $2,790 and $2,790 for the three months ended March 31, 2016 and 2015, respectively.

Note 6.	Notes Payable

Notes payable at March 31, 2016 and December 31, 2015 consist of the following:

	2016	2015
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	37,077	39,151
Unsecured variable term note of $3,935,217 ; fixed interest rate of 4.0%	3,935,217	3,935,217
Secured fixed term note of $31,905.36 due March 2018; fixed interest rate of 5.4%	15,115	21,174
Secured fixed term note of $38,287 due November 2016; fixed interest rate of 5.94%	27,924
	$4,015,333	$3,995,542
Less: Current Portion	3,986,729	3,962,130
Long-Term Portion	$28,603	$33,412

Following are maturities of long-term debt at December 31, 2015:

Fiscal Year Ending
December 31,	Amount
2017	$8,280
2018	8,280
2019	8,280
2020	8,572

Total	$33,412

Note 7.	Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,548,766 and 165,548,766 as of March 31, 2016 and December 31, 2015, respectively.

The Company is authorized to issue 10,000,000 shares of preferred stock. As of March 31, 2016 and December 31, 2015, there were no shares issued and outstanding. In 2014, the company purchased 3,617,075 shares of common stock now in Treasury.

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

There were no potentially dilutive common stock equivalents as of March 31, 2016, therefore basic earnings per share equals diluted earnings per share for the three months ended March 31, 2016. As the Company incurred a net loss during the three months ended March 31, 2016, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 8.	Earnings per Share (Continued)

As the Company incurred a net income during the year ended December 31, 2015, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 168,332,363 for the three months ended March 31, 2016 and the year ended December 31, 2015.

Note 9.	Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030. The Company also leases land for operating purposes on a month to month basis.

Note 10.	Litigation and Contingent Liabilities

The Company is currently not involved in litigation that would result the recording of any contingent liabilities.

Note 11.	Major Customers

For the three months ended March 31, 2016, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues.

Note 12.	Estimated Fair Value of Financial Instruments

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

	March 31,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Investments	$47,266	$47,266	$38,981	$38,981

	$47,266	$47,266	$38,981	$38,981

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Investments: The carrying amount reported in the balance sheet approximates fair value.

Note 13.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2016. In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Inventory. Inventory is stated at the lower of cost determined by the specific identification method or market. At March 31, 2016, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2015 to March 31, 2016

At March 31, 2016, total assets amounted to $4,428,407 compared to $4,632,403 at December 31, 2015, a decrease of $203,996, or 4.40%. The decrease is primarily due to a decrease in cash of $22,009, a decrease in other current assets of $160,975 and a decrease in property and equipment of $88,457, partially offset by an increase in accounts receivable of $43,989 and an increase in prepaid expenses of $24,640.

Our liabilities at March 31, 2016, totaled $6,996,741 compared to $6,985,126 at December 31, 2015, an increase of $11,615, or 0.17%. The increase is primarily due to an increase in due to affiliates of $3,705 an increase in accrued liabilities of $20,398, an increase in accrued rent of $37,500, and an increase in notes payable of $19,790, partially offset by an increase in accounts payable of $69,778.

Total stockholder’s equity decreased from $2,352,723 at December 31, 2015, to $2,568,334 at March 31, 2016. This decrease was due to our net loss for the three months ended March 31, 2016.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $16,972 at March 31, 2016, a decrease of $22,009 from the balance of $38,981 at December 31, 2015. The decrease in cash and cash equivalents was primarily due to amounts used to reduce debt, partially offset by the cash generated from operating activities for the three months ended March 31, 2016.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the three months ended March 31, 2016 of $97,905.

Accounts Payable

Accounts payable at March 31, 2016 totaled $527,688 compared to $597,466 at December 31, 2015, a decrease of $69,778. The decrease is primarily due to payments on trade accounts payable

Discussion of Results of Operations for the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Revenues

Our revenue for the three months ended March 31, 2016, was $419,688, compared to $479,548, for the three months ended March 31, 2015, a decrease of $59,860, or 12.48%. The decrease is attributable primarily to a decrease in manufacturing income.

The following table presents the composition of revenue for the three months ended March 31, 2016 and 2015:

	2016		2015		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$203,937	48.6%	$228,337	47.6%	$(24,400)
Drilling, OCTG, & Equipment Sales	$-	0.0%	$-	0.0%	$-
Warehouse & Storage Fees	$81,322	19.4%	$73,410	15.3%	$7,912
Rebillable Income	$42,564	10.1%	$39,174	8.2%	$3,390
Manufacturing	$91,865	21.9%	$138,627	28.9%	$(46,762)
Total Revenue	$419,688	100.0%	$479,548	100.0%	$(59,860)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended March 31, 2016, was $354,304, or 84.4% of revenues, compared to $624,925, or 130.3% of revenues, for the three months ended March 31, 2015. The overall decrease in our cost of revenue is primarily due to a decrease in Depreciation.

The following table presents the composition of cost of revenue for the three months ended March 31, 2015 and 2014:

	2016		2015		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Materials and Supplies	13,201	3.7%	14,901	2.4%	$(1,700)
Contractor	73,103	20.6%	120,838	19.3%	$(47,735)
Depreciation and Amortization	69,980	19.8%	132,905	21.3%	$(62,925)
Employees and Related Costs	89,566	25.3%	150,402	24.1%	$(60,836)
Repairs and Maintenance	2,182	0.6%	31,308	5.0%	$(29,126)
Insurance	20,753	5.9%	38,000	6.1%	$(17,247)
Other Costs	85,519	24.1%	136,571	21.9%	$(51,052)
Total Cost of Revenues	$354,304	100.0%	$624,925	100.0%	$(270,621)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended March 31, 2016, our operating expenses totaled $276,505 as compared to $342,703 in 2015, representing a decrease of $66,198, or 19.32%. The largest components of our operating expense for 2016 consist of salaries and Taxes, Fees, and Other. Salaries and wages for general and administrative personnel was $90,730 for the three months ended March 31, 2016, compared to $152,833 the three months ended March 31, 2015, a decrease of $62,103, or 40.64%.

Taxes, fees, and other expense increased from $34,772 for the three months ended March 31, 2015, to $59,835 for the three months ended March 31, 2016, an increase of $25,063, or 72.08%. The increase is primarily a result of increased dues and subscriptions.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other Expense, net, totaled $4,493 for the three months ended March 31, 2016, compared to other income, net, of $826, for the three months ended March 31, 2015, a decrease of $5,319 or 643.95%. Investment expense, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to income of $429 for the three months ended March 31, 2016, compared to income of $3,012 for the three months ended March 31, 2015.

Interest expense totaled $4,064 for the three months ended March 31, 2016, as compared to $4,291 for the three months ended March 31, 2015, a decrease of $227, or 5.29%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Capital Resources and Liquidity

As of March 31, 2016, we had $16,972 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2014 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2016 as we implement our Sarbanes Oxley Act testing.

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

ENERGY & TECHNOLOGY, CORP.

Date: May 16, 2016	By:	/s/ George M. Sfeir
George M. Sfeir
Chief Executive Officer,

