Form 10-Q
period 2016-06-30
ENERGY & TECHNOLOGY CORP.
filed 2016-08-15
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

According to the Company’s transfer agent of record, Olde Monmoth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of June 30, 2016, is 165,560,766 shares of common stock. The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

June 30, 2016

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

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of June 30, 2016 and December 31, 2015

	June 30,	December 31,
	2016	2015
		(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$117,248	$38,981
Investments	5,216	48,450
Accounts Receivable
Trade, Net	273,123	246,668
Inventory, Net	1,008,123	1,008,123
Prepaid Expenses	29,020	13,106
Patent	26,061	0
Other Current Assets	6,622	191,887

Total Current Assets	1,465,412	1,547,215

Property and Equipment, Net
Held for Operations, Net	2,590,036	2,735,886
Construction in Progress	347,628	349,304
	2,937,664	3,085,190

Total Assets	$4,403,076	$4,632,405

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$525,805	$597,466
Accrued Liabilities	49,584	70,262
Accrued Rent	2,182,500	2,107,500
Current Maturities of Notes Payable	3,973,410	3,962,130
Due to Affiliates	327,853	147,706
Income Taxes Payable	25,287	25,287

Total Current Liabilities	7,084,439	6,910,351

Long-Term Liabilities
Notes Payable	26,440	33,413

Total Liabilities	$7,110,879	$6,943,764

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,198,117 Shares and 169,186,117 shares Issued at June 30, 2016 and December 31, 2015, respectively	169,198	169,186
Paid-In Capital	4,209,592	4,204,565
Treasury Stock, at cost (3,637,351 Shares)	(4,076,441)	(4,076,441)
Retained Earnings	(3,010,152)	(2,608,669)

Total Stockholders' Equity	(2,707,802)	(2,311,359)

Total Liabilities and Stockholders' Equity	$4,403,076	$4,632,405

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended June 30, 2016 and June 30, 2015
For the Six Months Ended June 30, 2016 and June 30, 2015

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016		2015		2016		2015

Revenues		$436,674		$669,023		$856,362		$1,148,570
Cost of Revenues
Materials and Supplies		23,251		41,114		36,452		56,015
Subcontract Labor		80,418		124,651		153,521		245,489
Depreciation		70,780		125,694		140,759		251,404
Employees and Related Costs		84,172		108,484		173,738		259,252
Repairs and Maintenance		5,218		33,494		7,401		65,007
Insurance		19,513		37,209		40,266		75,210
Other Costs		94,993		167,853		180,543		304,424
Patent Amortization				(7,196)				0

Total Cost of Revenues		378,345		631,303		732,679		1,256,801

Gross Profit		58,329		37,720		123,684		(108,231)

Operating Expenses
Selling, General, and Administration		205,281		464,951		454,765		778,568
Depreciation		27,525		30,192		55,450		60,421

Total Operating Expenses		232,806		495,143		510,215		838,989

Loss from Operations		(174,477)		(457,423)		(386,531)		(947,220)

Other Income (Expense)
Income from Lawsuit Settlement				2,402,936				2,402,936
Gain (Loss) on Sale of Assets		-		-				2,105
Investment Income (Expense)		(1,330)		1,650		(1,760)		4,679
Interest Expense		(4,089)		(6,569)		(8,152)		(9,526)

Total Other Income (Expense)		(5,419)		2,398,017		(9,912)		2,400,194

Loss Before Provision for Income Taxes		(179,896)		1,940,594		(396,443)		1,452,974

Benefit for Income Taxes		0		0				(172,712)

Income/(Loss)		$(179,896)		$1,940,594		$(396,443)		$1,625,686

Loss per Share - Basic	$	NM	$	NM	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM	$	NM	$	NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2015 and the Six Months Ended June 30, 2016

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2015	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,565	$(3,250,793)	$(2,953,483)

Net Income	-	-	-	-	-	642,124	$642,124

Balance at December 31, 2015	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,565	$(2,608,669)	$(2,311,359)

Balance at January 1, 2016	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,565	$(2,608,669)	$(2,311,359)

Stock Issued	12,000	$12	-	-	$5,027	-	-

Net (Loss)	-	-	-	-	-	$(396,443)	$(396,443)

Balance at June 30, 2016	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,592	$(3,005,112)	$(2,707,802)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash Flows from Operating Activities
Net Income (Loss)	(401,483)	1,625,687
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	196,209	311,825
Fair Value of Investments	43,235	-
Prior Period Audit Adjustments		(3,005,589)
Loss on disposal of asset		2,105
Deferred Income Taxes		544,852
Changes in Assets and Liabilities
Trade Receivables	(26,455)	69,404
Other Receivables		52,905
Prepaid Expenses	(15,914)	(45,043)
Accounts Payable	(71,661)	156,862
Accrued Payroll and Payroll Liabilities	(20,678)	(13,057)
Accrued Rent	75,000	75,000

Net Cash Provided by Operating Activities	(221,747)	(225,049)

Cash Flows from Investing Activities
Other Assets	185,265	(2,290)
Patent Cost	(26,061)	13,150
Purchase of Property and Equipment	(48,683)	(422,504)

Net Cash Provided by (Used in) Investing Activities	110,521	(411,644)

Cash Flows from Financing Activities
Issuance of Stock	5,039
Borrowings (Principal Repayments) to Affiliates	180,147	(88,105)
Borrowings (Principal Repayments) on Notes Payable	4,307	64,491

Net Cash Provided by (Used in) Financing Activities	189,493	(23,614)

Net Increase (Decrease) in Cash and Cash Equivalents	78,267	(660,307)

Cash and Cash Equivalents, Beginning of Year	38,981	1,083,840

Cash and Cash Equivalents, End of Year	$117,248	$423,533

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$8,152	$9,526

Cash Paid During the Period for Income Taxes	$-	$-

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.	Organization

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at June 30, 2016 and at December 31, 2015, respectively.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.	Summary of Significant Accounting Policies (Continued)

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market. At June 30, 2016 and at December 31, 2015, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At June 30, 2016, the balance due from four customers represented 61% of receivables, and sales to two customers represented 60% of revenues for the six months ended June 30, 2016.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $3,424 and $3,429, for the six months ended June 30, 2016 and 2015, respectively.

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

In a prior year, the Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and was being amortized over 20 years. Audit findings for 2014 resulted in the write off of the Patents and the related Accumulated Amortization due to the fact that they were internally created. The Company has capitalized all legal expenses incurred in the defense of the Patent.

Note 4.	Property and Equipment

Property and equipment consists of the following at June 30, 2016 and December 31, 2015, respectively:

	2016	2015

Buildings and Improvements	$3,157,938	$3,157,938
Equipment	5,929,340	5,878,980
Autos and Trucks	260,932	260,932
Office Furniture	34,025	34,025
Construction in Progress	347,628	349,304
	9,729,863	9,681,179
Less: Accumulated Depreciation	-6,792,198	-6,595,989
Total	$2,937,664	$3,085,190

Depreciation expense amounted to $196,209 and $311,825 for the six months ended June 30, 2016 and 2015, respectively.

Note 5.	Related Party Transactions

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

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of June 30, 2016 and December 31, 2015 the total owed is $2,182,500 and $2,107,500, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

The Company has one balance due American Interest LLC (AIC) the majority stockholder of the Energy & Technology, Corp.: A note AIC, LLC. purchased from Mustang for the original purchase of the Company which bears interest at 8%. Included in due to affiliates at June 30, 2016 and December 31, 2015 respectively, is $327,853 and $147,706, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999. The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan. The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%. Interest expense associated with this obligation totaled $5,581 and $11,161 for the periods ended June 30, 2016 and December 31, 2015, respectively.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 6.	Notes Payable

Notes payable at June 30, 2016 and December 31, 2015 consist of the following:

	2016	2015
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	34,986	39,151
Unsecured variable term note of $3,935,217 ; due on demand	3,935,217	3,935,217
Secured fixed term note of $31,905.36 due March 2018; fixed interest rate of 5.4%	12,044	21,174
Secured fixed term note of $38,287 due November 2016; fixed interest rate of 5.94%	17,603	-
	$3,999,850	$3,995,542
Less: Current Portion	3,973,410	3,962,130
Long-Term Portion	$26,439	$33,412

Following are maturities of long-term debt at December 31, 2015:

Fiscal Year Ending
December 31,	Amount
2017	$8,280
2018	8,280
2019	8,280
2020	8,572

Total	$33,412

Note 7.	Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,560,766 and 165,548,766 as of June 30, 2016 and December 31, 2015, respectively.

The Company issued 12,000 of stock in lieu of services performed on June 30, 2016.

The Company is authorized to issue 10,000,000 shares of preferred stock. As of June 30, 2016 and December 31, 2015, there were no shares issued and outstanding. In 2014, the company purchased 3,617,075 shares of common stock now in Treasury.

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

There were no potentially dilutive common stock equivalents as of June 30, 2016, therefore basic earnings per share equals diluted earnings per share for the three months ended June 30, 2016. As the Company incurred a net loss during the three months ended June 30, 2016, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

As the Company incurred a net loss during the year ended December 31, 2015, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 168,332,493 and 168,332,363 for the six months ended June 30, 2016 and the year ended December 31, 2015.

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

For the six months ended June 30, 2016, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these two customer were approximately 60% of total revenues, and total balance due from this customer at June 30, 2016 was $187,709.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2016 or December 31, 2015, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at June 30, 2016 and December 31, 2015, should not necessarily be considered to apply at subsequent dates.

	June 30,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Investments	$5,216	$5,216	$48,450	$48,450

	$5,216	$5,216	$48,450	$48,450

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

Note 13. Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2016. In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Inventory. Inventory is stated at the lower of cost determined by the specific identification method or market. At June 30, 2016 inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2015 to June 30, 2016

At June 30, 2016, total assets amounted to $4,403,076 compared to $4,632,405 at December 31, 2015, a decrease of $229,329, or 4.95%. The decrease is primarily due to a decrease in other assets of $185,265, a decrease in property and equipment held for operations of $147,526, partially offset by an increase in cash and cash equivalents of $78,267, net accounts receivable of $26,455 and prepaid expenses of $15,914 and capitalized patent cost of $26,061.

Our liabilities at June 30, 2016, totaled $7,110,879 compared to $6,943,764 at December 31, 2015, an increase of $167,115, or 2.41%. The increase is primarily due to an increase in accrued rent of $75,000, and increase in current notes payable of $11,280, and an increase in due to affiliates of $180,147.

Total stockholder’s equity decreased from $4,632,405 at December 31, 2015, to $4,403,076 at June 30, 2016. This decrease was due to our net loss for the six months ended June 30, 2016.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $117,248 at June 30, 2016, an increase of $78,267 from the balance of $38,981 at December 31, 2015. The decrease in cash and cash equivalents was primarily due to amounts used to reduce debt, partially offset by the cash generated from operating activities for the six months ended June 30, 2016.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the six months ended June 30, 2016 of $196,209.

Accounts Payable

Accounts payable at June 30, 2016 totaled $525,805 compared to $597,466 at December 31, 2015, a decrease of $71,661. The decrease is primarily due to the payment of accounts owed in the course of operations.

Discussion of Results of Operations for the Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Revenues

Our revenue for the three months ended June 30, 2016, was $456,674, compared to $669,023, for the three months ended June 30, 2015, a decrease of $232,349, or 35%. The decrease is attributable primarily to a decrease in exploration technologies.

The following table presents the composition of revenue for the three months ended June 30, 2016 and 2015:

	2016		2015		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$197,770	45.3%	$370,440	55.4%	$(172,670)
Drilling, OCTG, & Equipment Sales	$-	0.0%	$-	0.0%	$-
Warehouse & Storage Fees	$68,820	15.8%	$75,710	11.3%	$(6,890)
Rebillable Income	$51,301	11.7%	$85,066	12.7%	$(33,765)
Manufacturing	$118,783	27.2%	$137,807	20.6%	$(19,024)
Total Revenue	$436,674	100.0%	$669,023	100.0%	$(232,349)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended June 30, 2016, was $378,345, or 87% of revenues, compared to $631,303, or 94% of revenues, for the three months ended June 30, 2015. The overall decrease in our cost of revenue is primarily due to a decrease in Depreciation.

The following table presents the composition of cost of revenue for the three months ended June 30, 2016 and 2015:

	2016		2015		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$84,172	22.2%	$108,484	17.2%	$(24,312)
Materials and Supplies	23,251	6.1%	41,114	6.5%	$(17,863)
Subcontract Labor	80,418	21.3%	124,651	19.7%	$(44,233)
Depreciation	70,780	18.7%	118,498	18.8%	$(47,718)
Repairs and Maintenance	5,218	1.4%	33,494	5.3%	$(28,276)
Insurance	19,513	5.2%	37,209	5.9%	$(17,696)
Other Costs	94,993	25.1%	167,853	26.6%	$(72,860)
Total Cost of Revenues	$378,345	100.0%	$631,303	100.0%	$(252,958)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended June 30, 2016, our operating expenses totaled $232,806 as compared to $495,143 in 2015, representing a decrease of $262,337, or 52.98%. The largest components of our operating expense for 2016 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $91,049 for the three months ended June 30, 2016, compared to $196,477 the three months ended June 30, 2015, a decrease of $105,428, or 53.66%.

Professional services expense decreased from $75,259 for the three months ended June 30, 2015, to $15,220 for the three months ended June 30, 2016, a decrease of $60,039, or 79.78%. The decrease is primarily a result of a decrease in legal fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other expense, net, totaled $5,419 for the three months ended June 30, 2016, compared to other income, net, of $2,398,017, for the three months ended June 30, 2015, a decrease of $2,403,436 or 100.23%. This decrease is primarily due to income from lawsuit settlements.

Interest expense totaled $4,089 for the three months ended June 30, 2016, as compared to $6,569 for the three months ended June 30, 2015, a decrease of $2,480, or 37.75%. Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Discussion of Results of Operations for the Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Revenues

Our revenue for the six months ended June 30, 2016, was $856,362, compared to $1,148,571, for the six months ended June 30, 2015, a decrease of $292,209, or 25.44%. The decrease is attributable primarily to a decrease in exploration technologies.

The following table presents the composition of revenue for the six months ended June 30, 2016 and 2015:

	2016		2015		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$401,707	92.0%	$598,777	89.5%	$(197,070)
Drilling, OCTG, & Equipment Sales	$-	0.0%	$-	0.0%	$-
Warehouse & Storage Fees	$150,142	34.4%	$149,120	22.3%	$1,022
Rebillable Income	$93,865	21.5%	$124,240	18.6%	$(30,375)
Manufacturing	$210,648	48.2%	$276,434	41.3%	$(65,786)
Total Revenue	$856,362	100.0%	$1,148,571	171.7%	$(292,209)

Cost of Revenue and Gross Profit

Our cost of revenue for the six months ended June 30, 2016, was $732,679, or 85.56% of revenues, compared to $1,256,801, or 1.09% of revenues, for the six months ended June 30, 2015. The overall decrease in our cost of revenue is primarily due to a decrease in other cost which includes transportation costs.

The following table presents the composition of cost of revenue for the six months ended June 30, 2016 and 2015:

	2016		2015		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$173,738	23.7%	$259,252	20.6%	$(85,514)
Materials and Supplies	36,452	5.0%	56,015	4.5%	$(19,563)
Subcontract Labor	153,521	21.0%	245,489	19.5%	$(91,968)
Depreciation and Amortization	140,759	19.2%	251,404	20.0%	$(110,645)
Repairs and Maintenance	7,401	1.0%	65,007	5.2%	$(57,606)
Insurance	40,266	5.5%	75,210	6.0%	$(34,944)
Other Costs	180,543	24.6%	304,424	24.2%	$(123,881)
Total Cost of Revenues	$732,679	100.0%	$1,256,801	100.0%	$(524,122)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the six months ended June 30, 2016, our operating expenses totaled $510,215 as compared to $838,989 in 2015, representing a decrease of $328,774, or 39.19%. The largest components of our operating expense for 2019 consist of salaries and wages and other costs. Salaries and wages for general and administrative personnel was $181,778 for the six months ended June 30, 2016, compared to $349,309 for the six months ended June 30, 2015, a decrease of $167,531, or 47.96%.

Other expenses decreased from $130,284 for the six months ended June 30, 2015, to $97,892 for the six months ended June 30, 2016, a decrease of $32,392, or 24.86%.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other expense, net, totaled $9,912 for the six months ended June 30, 2016, compared to other income, net, of $2,400,194, for the six months ended June 30, 2015, a decrease of $2,410,106 or 100.41%. This is primarily the result from Income from Lawsuits settled. Interest expense totaled $8,152 for the six months ended June 30, 2016, as compared to $9,526 for the six months ended June 30, 2015, a decrease of $1,374, or 14.43%. Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Capital Resources and Liquidity

As of June 30, 2016, we had $117,248 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2014 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

ENERGY & TECHNOLOGY, CORP.

Date: August 15, 2016	By:	/s/ George M. Sfeir
George M. Sfeir
Chief Executive Officer

