Form 10-Q
period 2016-09-30
ENERGY & TECHNOLOGY CORP.
filed 2016-11-15
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ENERGY & TECHNOLOGY, CORP.

(Exact name of registrant as specified in Charter)

DELAWARE	333-143215	26-0198662
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Petroleum Towers, Suite 530

3639 Ambassador Caffery Parkway

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

According to the Company’s transfer agent of record, Olde Monmoth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of September 30, 2016, is 165,560,766 shares of common stock. The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

September 30, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015
		(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$84,399	$38,981
Investments	4,765	48,450
Accounts Receivable
Trade, Net	295,010	246,668
Inventory, Net	1,008,123	1,008,123
Prepaid Expenses	20,951	13,106
Patent	26,061	0
Other Current Assets	20,452	191,887

Total Current Assets	1,459,760	1,547,215

Property and Equipment, Net
Held for Operations, Net	2,498,164	2,735,886
Construction in Progress	359,535	349,304
	2,857,699	3,085,190

Total Assets	$4,317,459	$4,632,405

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$628,684	$597,466
Accrued Liabilities	42,480	70,262
Accrued Rent	2,220,000	2,107,500
Current Maturities of Notes Payable	4,242,578	3,962,130
Due to Affiliates	458,123	147,706
Income Taxes Payable	25,287	25,287

Total Current Liabilities	7,617,153	6,910,351

Long-Term Liabilities
Notes Payable	24,258	33,413

Total Liabilities	$7,641,410	$6,943,764

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,198,117 Shares and 169,186,117 shares Issued at September 30, 2016 and December 31, 2015, respectively	169,198	169,186
Paid-In Capital	4,209,592	4,204,565
Treasury Stock, at cost (3,637,351 Shares)	(4,076,441)	(4,076,441)
Retained Earnings	(3,626,300)	(2,608,669)

Total Stockholders' Equity	(3,323,950)	(2,311,359)

Total Liabilities and Stockholders' Equity	$4,317,459	$4,632,405

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2016 and September 30, 2015

For the Nine Months Ended September 30, 2016 and September 30, 2015

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$429,828	$645,045	$1,286,190	$1,793,615
Cost of Revenues
Materials and Supplies	27,189	69,368	63,641	125,382
Subcontract Labor	97,838	108,812	251,358	354,301
Depreciation	64,347	109,455	205,107	360,859
Employees and Related Costs	86,453	119,780	260,191	379,032
Repairs and Maintenance	8,807	32,420	16,208	97,427
Insurance	21,224	36,073	61,489	111,283
Other Costs	116,435	133,698	296,977	437,346

Total Cost of Revenues	422,294	609,606	1,154,972	1,865,631

Gross Profit	7,534	35,439	131,218	(72,016)

Operating Expenses
Selling, General, and Administration	305,683	442,216	760,449	1,220,693
Depreciation	27,525	30,361	82,975	90,782
Bad Debts

Total Operating Expenses	333,208	472,577	843,424	1,311,475

Loss from Operations	(325,674)	(437,138)	(712,206)	(1,383,491)

Other Income (Expense)
Income from Lawsuit Settlement	-	-	-	2,402,936
Gain (Loss) on Sale of Assets	-	-	-	2,105
Investment Income (Expense)	(423)	(12,911)	(2,182)	(8,231)
Interest Expense	(290,051)	(4,074)	(298,203)	(13,600)

Total Other Income (Expense)	(290,474)	(16,985)	(300,385)	2,383,210

Loss Before Provision for Income Taxes	(616,148)	(454,123)	(1,012,591)	999,719

Benefit for Income Taxes	-	172,712	-	-

Income/(Loss)	$(616,148)	$(626,835)	$(1,012,591)	$999,719

Income (Loss) per Share - Basic	NM	NM	NM	NM

Income (Loss) per Share - Diluted	NM	NM	NM	NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2015 and the Nine Months Ended September 30, 2016

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2015	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,565	$(3,250,793)	$(2,953,483)

Net Income	-	-		-	-	642,124	$642,124

Balance at December 31, 2015	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,565	$(2,608,669)	$(2,311,359)

Balance at January 1, 2016	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,565	$(2,608,669)	$(2,311,359)

Stock Issued	12,000	$12	-	-	$5,027	-	-

Net (Loss)	-	-	-	-	-	$(1,012,591)	$(1,012,591)

Balance at September 30, 2016	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,592	$(3,621,260)	$(3,323,950)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash Flows from Operating Activities
Net Income (Loss)	(1,012,591)	999,719
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	288,082	287,454
Fair Value of Investments	43,685	-
Prior Period Audit Adjustments		(2,567,703)
Accrued Interest	284,253
Loss on disposal of asset	-	2,105
Deferred Income Taxes	-	551,788
Changes in Assets and Liabilities
Trade Receivables	(48,342)	(11,608)
Other Receivables		(116,953)
Prepaid Expenses	(7,845)	(21,513)
Accounts Payable	31,218	87,286
Accrued Payroll and Payroll Liabilities	(27,781)	(31,887)
Accrued Rent	112,500	112,500

Net Cash Provided by Operating Activities	(336,821)	(708,812)

Cash Flows from Investing Activities
Other Assets	171,435	11,430
Patent Cost	(26,061)	(16,463)
Purchase of Property and Equipment	(60,591)	(269,067)

Net Cash Provided by (Used in) Investing Activities	84,783	(274,100)

Cash Flows from Financing Activities
Issuance of Stock
Borrowings (Principal Repayments) to Affiliates	310,417	(99,284)
Borrowings (Principal Repayments) on Notes Payable	(12,961)	30,889

Net Cash Provided by (Used in) Financing Activities	297,456	(68,395)

Net Increase (Decrease) in Cash and Cash Equivalents	45,418	(1,051,307)

Cash and Cash Equivalents, Beginning of Year	38,981	1,083,840

Cash and Cash Equivalents, End of Year	$84,399	$32,533

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$5,577	$13,600

Cash Paid During the Period for Income Taxes	$-	$-

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.	Organization

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

Energy Pipe LLC, (EP) was established to trade pipe and equipment.

Thereafter in early 2008 Energy Technology Manufacturing LLC (ETMT) was established in order to manufacture and process pipe and equipment.

In early of 2014 the assets of Total Pipe Services, Inc. were acquired and added to ETMT in order to handle large size OD pipe and establish a manufacturing division in Louisiana.

In July of 2016 rental and Cavern Work Over division was added to handle a contract with U.S. Strategic Reserve and expand our market and products and service line.

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at September 30, 2016 and at December 31, 2015, respectively.

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market. At September 30, 2016 and at December 31, 2015, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At September 30, 2016, the balance due from two customers represented 97% of receivables, and sales to two customers represented 69% of revenues for the nine months ended September 30, 2016.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $5,653 and $6,723, for the nine months ended September 30, 2016 and 2015, respectively.

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

Note 4.	Property and Equipment

Property and equipment consists of the following at September 30, 2016 and December 31, 2015, respectively:

	2016	2015

Buildings and Improvements	$3,157,938	$3,157,938
Equipment	5,929,340	5,878,980
Autos and Trucks	260,932	260,932
Office Furniture	34,025	34,025
Construction in Progress	359,535	349,304
	9,741,769	9,681,179
Less: Accumulated Depreciation	-6,884,071	-6,595,989
Total	$2,857,699	$3,085,190

Depreciation expense amounted to $288,082 and $451,641 for the nine months ended September 30, 2016 and 2015, respectively.

Note 5.	Related Party Transactions

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

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of September 30, 2016 and December 31, 2015 the total owed is $2,220,000 and $2,107,500, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

The Company has one balance due American Interest, LLC (AIC) the majority stockholder of the Energy & Technology, Corp.: A note AIC, LLC. purchased from Mustang for the original purchase of the Company which bears interest at 8%. Included in due to affiliates at September 30, 2016 and December 31, 2015 respectively, is $30,942 and $147,706, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999. The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan. The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%. Interest expense associated with this obligation totaled $8,871 and $11,161 for the periods ended September 30, 2016 and December 31, 2015, respectively.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 6.	Notes Payable

Notes payable at September 30, 2016 and December 31, 2015 consist of the following:

	2016	2015
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	32,876	39,151
Unsecured variable term note of $3,935,217 ; due on demand	3,935,217	3,935,217
Secured fixed term note of $31,905.36 due March 2018; fixed interest rate of 5.4%	7,386	21,174
Secured fixed term note of $38,287 due November 2016; fixed interest rate of 5.94%	7,102	-
	$3,982,581	$3,995,542
Less: Current Portion	3,958,323	3,962,130
Long-Term Portion	$24,258	$33,412

Following are maturities of long-term debt at December 31, 2015:

Fiscal Year Ending
December 31,	Amount
2017	$8,280
2018	8,280
2019	8,280
2020	8,572

Total	$33,412

Note 7.	Equity

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

There were no potentially dilutive common stock equivalents as of September 30, 2016, therefore basic earnings per share equals diluted earnings per share for the three months ended September 30, 2016. As the Company incurred a net loss during the three months ended September 30, 2016, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 165,560,766 and 165,560,766 for the nine months ended September 30, 2016 and the year ended December 31, 2015.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

For the nine months ended September 30, 2016, the Company had two customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these two customer were approximately 69% of total revenues, and total balance due from these customers at September 30, 2016 was $288,283.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2016 or December 31, 2015, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at September 30, 2016 and December 31, 2015, should not necessarily be considered to apply at subsequent dates.

	September 30,		December 31,
	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Investments	$4,765	$4,765	$48,450	$48,450

	$4,765	$4,765	$48,450	$48,450

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

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2016. In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

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

Inventory. Inventory is stated at the lower of cost determined by the specific identification method or market. At September 30, 2016 inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2015 to September 30, 2016

At September 30, 2016, total assets amounted to $4,317,459 compared to $4,632,405 at December 31, 2015, a decrease of $314,946, or 6.8%. The decrease is primarily due to a decrease in other assets of $171,435, a decrease in property and equipment held for operations of $237,722, partially offset by an increase in cash and cash equivalents of $45,418, net accounts receivable of $48,342 and prepaid expenses of $7,845 and capitalized patent cost of $26,061.

Our liabilities at September 30, 2016, totaled $7,641,410 compared to $6,943,764 at December 31, 2015, an increase of $697,646, or 10.05%. The increase is primarily due to an increase in accrued rent of $112,500, and increase in current notes payable of $280,448, and an increase in due to affiliates of $310,417.

Total stockholder’s equity decreased from ($2,311,359) at December 31, 2015, to ($3,323,950) at September 30, 2016. This decrease was due to our net loss for the nine months ended September 30, 2016.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $84,399 at September 30, 2016, an increase of $45,418 from the balance of $38,981 at December 31, 2015. The increase in cash and cash equivalents was primarily due to amounts used to reduce debt, partially offset by the cash generated from operating activities for the nine months ended September 30, 2016.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the nine months ended September 30, 2016 of $288,082.

Accounts Payable

Accounts payable at September 30, 2016 totaled $628,684 compared to $597,466 at December 31, 2015, an increase of $31,218. The increase is primarily due to the accounts owed in the course of operations.

Discussion of Results of Operations for the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Revenues

Our revenue for the three months ended September 30, 2016, was $429,828, compared to $645,045, for the three months ended September 30, 2015, a decrease of $215,217, or 33%. The decrease is attributable primarily to a decrease in exploration technologies.

The following table presents the composition of revenue for the three months ended September 30, 2016 and 2015:

	2016		2015		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$226,941	52.8%	$259,813	40.3%	$(32,872)
Drilling, OCTG, & Equipment Sales	$-	0.0%	$-	0.0%	$-
Warehouse & Storage Fees	$67,870	15.8%	$72,510	11.2%	$(4,640)
Rebillable Income	$37,996	8.8%	$113,137	17.5%	$(75,141)
Rental Income	$67,635	15.7%	$-	0.0%	$67,635
Manufacturing	$29,385	6.8%	$199,585	30.9%	$(170,200)
Total Revenue	$429,828	100.0%	$645,045	100.0%	$(215,217)

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended September 30, 2016, was $422,294, or 98% of revenues, compared to $609,606, or 95% of revenues, for the three months ended September 30, 2015. The overall decrease in our cost of revenue is primarily due to a decrease in Depreciation.

The following table presents the composition of cost of revenue for the three months ended September 30, 2016 and 2015:

	2016		2015		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$86,453	20.5%	$119,780	19.6%	$(33,327)
Materials and Supplies	27,189	6.4%	69,368	11.4%	$(42,179)
Subcontract Labor	97,838	23.2%	108,812	17.8%	$(10,974)
Depreciation and Amortization	64,347	15.2%	109,455	18.0%	$(45,108)
Repairs and Maintenance	8,807	2.1%	32,420	5.3%	$(23,613)
Insurance	21,224	5.0%	36,073	5.9%	$(14,849)
Other Costs	116,435	27.6%	133,698	21.9%	$(17,263)
Total Cost of Revenues	$422,294	100.0%	$609,606	100.0%	$(187,312)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended September 30, 2016, our operating expenses totaled $333,208 as compared to $472,577 in 2015, representing a decrease of $139,369, or 29.49%. The largest components of our operating expense for 2016 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $119,442 for the three months ended September 30, 2016, compared to $178,439 for the three months ended September 30, 2015, a decrease of $58,997, or 33.06%. Professional services expense decreased from $62,652 for the three months ended September 30, 2015, to $51,075 for the three months ended September 30, 2016, a decrease of $11,577, or 18.48%. The decrease is primarily a result of a decrease in legal fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other expense, net, totaled $290,474 for the three months ended September 30, 2016, compared to other expense, net, of $16,985, for the three months ended September 30, 2015, an increase of $273,489 or 1,610.18%. This increase is primarily due to accrued interest on current notes payable.

Interest expense totaled $290,051 for the three months ended September 30, 2016, as compared to $4,074 for the three months ended September 30, 2015, an increase of $285,977, or 7,016%. Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Discussion of Results of Operations for the Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Revenues

Our revenue for the nine months ended September 30, 2016, was $1,286,190, compared to $1,793,615, for the nine months ended September 30, 2015, a decrease of $507,425, or 28.29%. The decrease is attributable primarily to a decrease in manufacturing.

The following table presents the composition of revenue for the nine months ended September 30, 2016 and 2015:

	2016		2015		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$628,648	48.9%	$858,589	133.1%	$(229,941)
Drilling, OCTG, & Equipment Sales	$-	0.0%	$-	0.0%	$-
Warehouse & Storage Fees	$218,012	17.0%	$221,630	34.4%	$(3,618)
Rebillable Income	$131,861	10.3%	$237,377	36.8%	$(105,516)
Rental Income	$67,635	5.3%	$-	0.0%	$67,635
Manufacturing	$240,034	18.7%	$476,019	73.8%	$(235,985)
Total Revenue	$1,286,190	100.0%	$1,793,615	278.1%	$(507,425)

Cost of Revenue and Gross Profit

Our cost of revenue for the nine months ended September 30, 2016, was $1,154,972, or 89.8% of revenues, compared to $1,865,631, or 104% of revenues, for the nine months ended September 30, 2015. The overall decrease in our cost of revenue is primarily due to a decrease in Depreciation.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2016 and 2015:

	2016		2015		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$260,191	22.5%	$379,032	20.3%	$(118,841)
Materials and Supplies	63,641	5.5%	125,382	6.7%	$(61,741)
Subcontract Labor	251,358	21.8%	354,301	19.0%	$(102,943)
Depreciation and Amortization	205,107	17.8%	360,859	19.3%	$(155,752)
Repairs and Maintenance	16,208	1.4%	97,427	5.2%	$(81,219)
Insurance	61,489	5.3%	111,283	6.0%	$(49,794)
Other Costs	296,977	25.7%	437,347	23.4%	$(140,370)
Total Cost of Revenues	$1,154,972	100.0%	$1,865,631	100.0%	$(710,659)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the nine months ended September 30, 2016, our operating expenses totaled $843,423 as compared to $1,311,475 in 2015, representing a decrease of $468,052, or 35.69%. The largest components of our operating expense for 2016 consist of salaries and wages and other costs. Salaries and wages for general and administrative personnel was $301,221 for the nine months ended September 30, 2016, compared to $527,749 for the nine months ended September 30, 2015, a decrease of $226,528, or 42.92%. Other expenses decreased from $188,932 for the nine months ended September 30, 2015, to $142,443 for the nine months ended September 30, 2016, a decrease of $46,489, or 24.61%.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other expense, net, totaled $1,012,591 for the nine months ended September 30, 2016, compared to other income, net, of $2,383,210, for the nine months ended September 30, 2015, a decrease of $2,683,595 or 112.60%. This is primarily the result from Income from Lawsuits settled. Interest expense totaled $298,203 for the nine months ended September 30, 2016, as compared to $13,600 for the nine months ended September 30, 2015, an increase of $284,603, or 2,092.67%. Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Capital Resources and Liquidity

As of September 30, 2016, we had $84,399 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

a) Evaluation of Disclosure Controls. Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2014 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

(b) Reports of Form 8-K

None.

Item 7. Up-dates and Clarifications to prior non-financial information.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY, CORP.

Date: November 14, 2016	By:	/s/ George M. Sfeir
George M. Sfeir
Chief Executive Officer

