Form 10-Q
period 2017-03-31
ENERGY & TECHNOLOGY CORP.
filed 2017-05-15
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

According to the Company’s transfer agent of record, Olde Monmoth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of the end of the fiscal quarter covered by this report, is 165,560,766 shares of common stock. The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

March 31, 2017

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

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
		(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$29,365	$158,068
Investments	3,764	4,521
Accounts Receivable
Trade, Net	591,150	244,373
Inventory, Net	976,524	1,008,121
Prepaid Expenses	31,650	7,393
Other Current Assets	45,617	33,713

Total Current Assets	1,678,071	1,456,188

Property and Equipment, Net
Held for Operations, Net	2,334,055	2,426,044
Construction in Progress	356,667	356,667
	2,690,722	2,782,710

Total Assets	$4,368,793	$4,238,898

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$712,042	$614,585
Accrued Liabilities	205,274	172,142
Accrued Rent	2,295,000	2,257,500
Current Maturities of Notes Payable	4,285,241	4,270,179
Due to Affiliates	771,662	515,385
Income Taxes Payable	25,287	25,287

Total Current Liabilities	8,294,506	7,855,079

Long-Term Liabilities
Notes Payable	19,912	22,057

Total Liabilities	$8,314,418	$7,877,136

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,198,117 Shares and 169,186,117 shares Issued at December 31, 2016, and 2015, respectively	169,198	169,198
Paid-In Capital	4,209,592	4,209,592
Treasury Stock, at cost (3,637,351 Shares)	(4,076,441)	(4,076,441)
Retained Earnings	(4,247,975)	(3,940,587)

Total Stockholders' Equity	(3,945,625)	(3,638,237)

Total Liabilities and Stockholders' Equity	$4,368,793	$4,238,898

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2017 and March 31, 2016

	Three Months Ended
	March 31,		March 31,
	2017		2016

Revenues		$544,654		$419,688
Cost of Revenues
Materials and Supplies		67,241		13,201
Contractor		113,747		73,103
Depreciation		64,463		69,980
Employees and Related Costs		102,906		89,566
Repairs and Maintenance		28,335		2,182
Insurance		16,996		20,753
Other Costs		106,578		85,519

Total Cost of Revenues		500,265		354,304

Gross Profit		44,389		65,384

Operating Expenses
Selling, General, and Administration		318,137		248,581
Depreciation		27,525		27,925

Total Operating Expenses		345,663		276,506

Loss from Operations		(301,274)		(211,122)

Other Income (Expense)
Gain (Loss) on Sale of Assets		-
Investment Income (Expense)		(726)		(429)
Interest Expense		(5,388)		(4,064)

Total Other Income (Expense)		(6,114)		(4,493)

Loss Before Provision for Income Taxes		(307,388)		(215,615)

Benefit for Income Taxes		0		0

Loss		$(307,388)		$(215,615)

Loss per Share - Basic	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2016 and the Three Months Ended March 31, 2017

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2016	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,564	$(2,650,031)	$(2,352,722)

Stock Issued	12,000	$12			5,027		$5,039

Net (Loss)	-	-		-	-	(1,290,555)	$(1,290,555)

Balance at December 31, 2016	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,591	$(3,940,586)	$(3,638,238)

Balance at January 1, 2017	169,198,117	169,198	(3,637,351)	(4,076,441)	4,209,591	(3,940,586)	(3,638,238)

Net (Loss)	-	-			-	(307,387)	$(307,387)

Balance at March 31, 2017	169,198,117	$169,198	$(3,637,351)	$(4,076,441)	$4,209,591	$(4,247,973)	$(3,945,625)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,	March 31,
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(307,388)	$(215,613)
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	91,988	97,905
Change in FMV of Investments	757	1,184
Changes in Assets and Liabilities
Trade Receivables	(346,777)	(43,989)
Inventory	31,597
Prepaid Expenses	(24,257)	(24,640)
Accounts Payable	97,455	(69,776)
Accrued Payroll and Payroll Liabilities	33,132	20,398
Accrued Rent	37,500	37,500

Net Cash Provided by Operating Activities	(385,993)	(197,031)

Cash Flows from Investing Activities
Other Assets	(11,904)	160,975
Purchase of Property		(9,448)

Net Cash Provided by (Used in) Investing Activities	(11,904)	151,527

Cash Flows from Financing Activities
Borrowings (Principal Repayments) to Affiliates	256,277	3,705
Borrowings (Principal Repayments) on Notes Payable	12,917	19,790

Net Cash Provided by (Used in) Financing Activities	269,194	23,495

Net Increase (Decrease) in Cash and Cash Equivalents	(128,703)	(22,009)

Cash and Cash Equivalents, Beginning of Year	158,068	38,981

Cash and Cash Equivalents, End of Year	$29,365	$16,972

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$5,388	$4,064

See notes to consolidated financial statements.

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.	Organization

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

TII specializes in the non-destructive testing of structures, vessels, oilfield equipment and pipe, including magnetic and ultrasonic testing, utilizing the latest technologies.  These technologies enable TII to (i) provide detailed information to customers regarding each pipe tested, and (ii) reach energy reserves present technology cannot reach without extra cost to the oil and gas companies.  Because of the intense scrutiny applied to each section of pipe, TII is able to generate data which allows the pipe to be used in the most extreme conditions, and has been proven especially useful in critical and deep water drilling operations in the Gulf of Mexico.

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at March 31, 2017 and at December 31, 2016, respectively.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.	Summary of Significant Accounting Policies (Continued)

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2017 and at December 31, 2016, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At the end of the fiscal quarter covered by this report, the balance due from three customers represented 76.4 % of receivables, and sales to three customers represented 71.2 % of revenues.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $2,740 and $1,762, for the three months ended March 31, 2017 and 2016, respectively.

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

ENERGY &TECHNOLOGY, CORP.

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

On September 4, 2007, the Company was awarded a patent from the United States Patent and Trademark Office pertaining to the development of specialized testing procedures for tubing casing, line pipe, and expandable liners utilized by oil-exploration companies.

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

Property and equipment consists of the following at March 31, 2017 and December 31, 2016, respectively:

	2016	2015

Buildings and Improvements	$3,157,938	$3,157,938
Equipment	5,929,340	5,878,980
Autos and Trucks	260,932	260,932
Office Furniture	34,025	34,025
Construction in Progress	359,535	349,304
	9,741,769	9,681,179
Less: Accumulated Depreciation	-6,884,071	-6,595,989
Total	$2,857,699	$3,085,190

Depreciation expense amounted to $91,988 and $97,905 for the three months ended March 31, 2017 and 2016, respectively.

Note 5.	Related Party Transactions

Energy & Technology, Corp is a holding company. Its subsidiaries include: Technical Industries, Inc. (NDT Inspection Services, maintenance, and storage are done in this company), Energy Technology Manufacturing & Threading, LLC (threading and manufacturing services are done in this company), and Energy Pipe, LLC (pipe sales are done in this company). All significant intercompany transactions are eliminated in consolidation.

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of March 31, 2017 and December 31, 2016 the total owed is $2,295,000 and $2,257,500, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

The Company has one balance due American Interest, LLC (AIC) the majority stockholder of the Energy & Technology, Corp.: A note AIC, LLC. purchased from Mustang for the original purchase of the Company which bears interest at 8%. Included in due to affiliates at March 31, 2017 and December 31, 2016 respectively, is ($15,092) and $33,732, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.  Interest expense associated with this obligation totaled $675 and $2,790 for the periods ended March 31, 2017 and December 31, 2016, respectively.

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 6.	Notes Payable

Notes payable at March 31, 2017 and December 31, 2016 consist of the following:

	2017	2016
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	28,603	30,749
Unsecured variable term note of $3,935,217 ; fixed interest rate of 4.0%	4,258,823	4,258,823
Secured fixed term note of $31,905.36 due March 2018; fixed interest rate of 5.4%	-	2,664
Secured fixed term note of $106,575 due November 2015; fixed interest rate of 6.99%	17,726	-
	$4,305,152	$4,292,236
Less: Current Portion	4,285,241	4,270,179
Long-Term Portion	$19,911	$22,057

Following are maturities of long-term debt at December 31, 2016:

Fiscal Year Ending
December 31,	Amount

2018	7,352
2019	7,352
2020	7,353

Total	$22,057

Note 7.	Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,560,766 and 165,560,766 as of March 31, 2017 and December 31, 2016, respectively. The Company issued 12,000 of stock in lieu of services performed on June 30, 2016. The Company is authorized to issue 10,000,000 shares of preferred stock. As of March 31, 2017 and December 31, 2016, there were no shares issued and outstanding. In 2014, the company purchased 3,617,075 shares of common stock now in Treasury.

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

There were no potentially dilutive common stock equivalents as of the end of the fiscal quarter covered by this report, therefore basic earnings per share equals diluted earnings per share for the fiscal quarter covered by this report. As the Company incurred a net loss during the fiscal quarter covered by this report, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 165,560,766 and 165,560,766 for the fiscal quarter covered by this report and the year ended December 31, 2016.

ENERGY &TECHNOLOGY, CORP.

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

For the end of the fiscal quarter covered by this report, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these customers were approximately 78.02% of total revenues, and total balance due from these customers at the end of the fiscal quarter covered by this report was $453,749.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at March 31, 2017 or December 31, 2016, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at March 31, 2017 and December 31, 2016, should not necessarily be considered to apply at subsequent dates.

	March 31,		December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Investments	$3,764	$3,764	$4,520	$4,520

	$3,764	$3,764	$4,520	$4,520

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

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements at the end of the fiscal quarter covered by this report. In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Headquartered in Lafayette, Louisiana, with production facilities in Houston, Texas and Abbeville, Louisiana, Energy & Technology, Corp. provides non-destructive testing (NDT) services, OCTG and oilfield pipe sales, service and storage, and rig and equipment sales. Originally founded on May 11, 1971 as an inspection company, Energy & Technology, Corp. currently serves customers throughout the oil patch of Louisiana and Texas as well as in Canada, Mexico, and in the Gulf of Mexico. The Company’s customer base of over 130 accounts consists of major oil companies, steel mills, material suppliers, drilling companies, tool rental companies, and natural gas storage operators. As noted in Note 11, the company is dependent on a few customers, mainly from the U.S. Government and D.O.T. sub-contracts, due to the oil industry decline. The company’s customers base has slowed down and many closed or bankrupt. Due to the nature of its technology, the Company maintains competitive advantages in offshore deep water and other onshore critical projects. In order to increase revenue and add services andproduct in the current depressed energy industry, the company is now involved in project management, contracting, engineering, manufacturing, procurement, rentals, equipment and supplies providers, coating, storage, maintenance, drilling completion, and logistics.

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

Inventory. Inventory is stated at the lower of cost determined by the specific identification method or market. At the end of the fiscal quarter covered by this report, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2016 to March 31, 2017

At March 31, 2017, total assets amounted to $4,368,793 compared to $4,238,898 at December 31, 2016, a decrease of $129,894, or 3.06%. The decrease is primarily due to a decrease in cash and cash equivalents of $128,703 and a decrease in property and equipment held for operations of $91,988, partially offset by an increase in net accounts receivable of $346,778 and prepaid expenses of $24,257.

Our liabilities at March 31, 2017, totaled $8,294,506 compared to $7,877,136 at December 31, 2016, an increase of $437,282, or 5.55%. The increase is primarily due to an increase in accrued rent of $37,500, an increase in accounts payable of $97,457, and an increase in due to affiliates of $256,277.

Total stockholder’s equity decreased from ($3,638,237) at December 31, 2016, to ($3,945,625) at March 31, 2017. This decrease was due to our net loss for the end of the fiscal quarter covered by this report.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $29,365 at March 31, 2017, a decrease of $128,703 from the balance of $158,068 at December 31, 2016. The decrease in cash and cash equivalents was primarily due to the cash generated from operating activities partially offset by the amounts used to reduce debt for the end of the fiscal quarter covered by this report.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the end of the fiscal quarter covered by this report of $91,988.

Accounts Payable

Accounts payable at March 31, 2017 totaled $712,042 compared to $614,585 at December 31, 2016, an increase of $97,457. The increase is primarily due to the accounts owed in the course of operations.

Discussion of Results of Operations for the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Revenues

Our revenue for the three months ended March 31, 2017, was $544,654, compared to $419,688, for the three months ended March 31, 2016 an increase of $124,966, or 29.78%. The decrease is attributable primarily to an increase in manufacturing.

The following table presents the composition of revenue for the three months ended March 31, 2017 and 2016:

	2017		2016		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$238,984	43.9%	$203,937	48.6%	$35,047
Drilling, OCTG, & Equipment Sales	$28,871	5.3%	$-	0.0%	$28,871
Warehouse & Storage Fees	$76,401	14.0%	$81,322	19.4%	$(4,921)
Rebillable Income	$33,364	6.1%	$42,564	10.1%	$(9,200)
Manufacturing	$167,033	30.7%	$91,865	21.9%	$75,168
Total Revenue	$544,654	100.0%	$419,688	100.0%	$124,966

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended March 31, 2017, was $500,265, or 91.85% of revenues, compared to $354,304, or 84.4% of revenues, for the three months ended March 31, 2016. The overall decrease in our cost of revenue is primarily due to a decrease in Depreciation.

The following table presents the composition of cost of revenue for the three months ended March 31, 2017 and 2016:

	2017		2016		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Materials and Supplies	67,241	13.4%	14,901	2.4%	$52,340
Contractor	113,747	22.7%	120,838	19.3%	$(7,091)
Depreciation	64,463	12.9%	132,905	21.3%	$(68,442)
Employees and Related Costs	102,906	20.6%	150,402	24.1%	$(47,496)
Repairs and Maintenance	28,335	5.7%	31,308	5.0%	$(2,973)
Insurance	16,996	3.4%	38,000	6.1%	$(21,004)
Other Costs	106,578	21.3%	136,571	21.9%	$(29,993)
Total Cost of Revenues	$500,265	100.0%	$624,925	100.0%	$(124,660)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended March 31, 2017, our operating expenses totaled $345,662 as compared to $276,506 in 2016, representing an increase of $69,156, or 25.01%. The largest components of our operating expense for 2017 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $131,175 for the three months ended March 31, 2017, compared to $90,730 for the three months ended March 31, 2016, an increase of $40,445, or 44.58%. The increase is primarily attributable to the company hiring a Chief Operational Officer. Professional services expense increased from $21,833 for the three months ended March 31, 2016, to $75,470 for the three months ended March 31, 2017, an increase of $53,637, or 245.67%. The increase is primarily a result of an increase in consulting fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other expense, net, totaled $6,114 for the three months ended March 31, 2017, compared to other expense, net, of $4,493, for the three months ended March 31, 2016, an increase of $1,621 or 36.07%. This increase is primarily due to accrued interest on current notes payable.

Interest expense totaled $5,388 for the three months ended March 31, 2017, as compared to $4,063 for the three months ended March 31, 2016, an increase of $1,325, or 32.61%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Capital Resources and Liquidity

As of the end of the fiscal quarter covered by this report, we had $29,365 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls. The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of April 2, 2017.

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

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1	Certification of George M. Sfeir, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a Director of Energy & Technology Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

Item 7. Up-dates and Clarifications to prior non-financial information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY, CORP.

Date: May 15, 2017	By:	/s/ George M. Sfeir
George M. Sfeir
Chief Executive Officer, Chief Financial Officer, President, Director, and Treasurer

