Form 10-Q
period 2017-06-30
ENERGY & TECHNOLOGY CORP.
filed 2017-08-14
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

June 30, 2017

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

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016

	June 30,	December 31,
	2017	2016
		(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$195,846	$158,068
Investments	2,982	4,521
Accounts Receivable
Trade, Net	450,419	244,373
Inventory, Net	903,373	1,008,121
Prepaid Expenses	27,280	7,393
Other Current Assets	71,127	33,713

Total Current Assets	1,651,027	1,456,188

Property and Equipment, Net
Held for Operations, Net	2,242,067	2,426,044
Construction in Progress	350,418	356,667
	2,592,485	2,782,710

Total Assets	$4,243,512	$4,238,898

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$675,335	$614,585
Accrued Liabilities	145,855	172,142
Accrued Rent	2,332,500	2,257,500
Current Maturities of Notes Payable	4,278,838	4,270,179
Due to Affiliates	849,575	515,385
Income Taxes Payable	25,287	25,287

Total Current Liabilities	8,307,390	7,855,079

Long-Term Liabilities
Notes Payable	17,600	22,057

Total Liabilities	$8,324,990	$7,877,136

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,198,117 Shares and 169,186,117 shares Issued at December 31, 2016, and 2015, respectively	169,198	169,198
Paid-In Capital	4,209,592	4,209,592
Treasury Stock, at cost (3,637,351 Shares)	(4,076,441)	(4,076,441)
Retained Earnings	(4,383,827)	(3,940,587)

Total Stockholders' Equity	(4,081,477)	(3,638,237)

Total Liabilities and Stockholders' Equity	$4,243,512	$4,238,898

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended June 30, 2017 and June 30, 2016

For the Six Months Ended June 30, 2017 and June 30, 2016

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017		2016		2017		2016

Revenues		$835,028		$436,674		$1,379,682		$856,362
Cost of Revenues
Materials and Supplies		121,688		23,251		188,929		36,452
Subcontract Labor		170,061		80,418		283,808		153,521
Depreciation		64,463		70,780		128,926		140,759
Employees and Related Costs		120,041		84,172		222,947		173,738
Repairs and Maintenance		45,704		5,218		74,039		7,401
Insurance		15,267		19,513		32,263		40,266
Other Costs		152,475		94,993		259,714		180,543
Patent Amortization

Total Cost of Revenues		689,699		378,345		1,190,624		732,679

Gross Profit		145,329		58,329		189,058		123,684

Operating Expenses
Selling, General, and Administration		355,537		205,281		673,669		454,765
Depreciation		27,525		27,525		55,051		55,450

Total Operating Expenses		383,062		232,806		728,720		510,215

Loss from Operations		(237,733)		(174,477)		(539,662)		(386,531)

Other Income (Expense)
Income from Lawsuit Settlement		109,583		-		109,583		-
Gain (Loss) on Sale of Assets		-		-
Investment Income (Expense)		(735)		(1,330)		(1,461)		(1,760)
Interest Expense		(6,312)		(4,089)		(11,700)		(8,152)

Total Other Income (Expense)		102,536		(5,419)		96,422		(9,912)

Loss Before Provision for Income Taxes		(135,197)		(179,896)		(443,240)		(396,443)

Benefit for Income Taxes		0		0		0		0

Income/(Loss)		$(135,197)		$(179,896)		$(443,240)		$(396,443)

Loss per Share - Basic	$	NM	$	NM	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM	$	NM	$	NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2016 and the Six Months Ended June 30, 2017

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2016	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,564	$(2,650,031)	$(2,352,722)

Stock Issued	12,000	$12			5,027		$5,039

Net (Loss)	-	-		-	-	(1,290,555)	$(1,290,555)

Balance at December 31, 2016	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,591	$(3,940,586)	$(3,638,238)

Balance at January 1, 2017	169,198,117	169,198	(3,637,351)	(4,076,441)	4,209,591	(3,940,586)	(3,638,238)

Net (Loss)	-	-			-	(443,240)	$(443,240)

Balance at June 30, 2017	169,198,117	$169,198	$(3,637,351)	$(4,076,441)	$4,209,591	$(4,383,826)	$(4,081,478)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

	Six Months Ended
	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	(443,240)	(401,483)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	183,977	98,305
Fair Value of Investments	1,539	43,235
Changes in Assets and Liabilities
Trade Receivables	(206,046)	(26,455)
Inventory	104,748	-
Prepaid Expenses	(19,887)	(15,914)
Accounts Payable	60,748	(71,661)
Accrued Payroll and Payroll Liabilities	(26,287)	(20,678)
Accrued Rent	75,000	75,000

Net Cash Provided by Operating Activities	(269,448)	(319,651)

Cash Flows from Investing Activities
Other Assets	(37,414)	185,265
Patent Cost	-	(26,061)
Purchase of Property and Equipment	6,248	49,221

Net Cash Provided by (Used in) Investing Activities	(31,166)	208,425

Cash Flows from Financing Activities
Issuance of Stock	-	5,039
Borrowings (Principal Repayments) to Affiliates	334,190	180,147
Borrowings (Principal Repayments) on Notes Payable	4,202	4,307

Net Cash Provided by (Used in) Financing Activities	338,392	189,493

Net Increase (Decrease) in Cash and Cash Equivalents	37,778	78,267

Cash and Cash Equivalents, Beginning of Year	158,068	38,983

Cash and Cash Equivalents, End of Year	195,846	117,250

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	11,700	8,152

Cash Paid During the Period for Income Taxes	-	-

See notes to consolidated financial statements.

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.	Organization

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at June 30, 2017 and at December 31, 2016, respectively.

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2017 and at December 31, 2016, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At the end of the fiscal quarter covered by this report, the balance due from four customers represented 93.2 % of receivables, and sales to three customers represented 74.2% of revenues.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $6,461 and $3,425, for the six months ended June 30, 2017 and 2016, respectively.

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

ENERGY &TECHNOLOGY, CORP.

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

Note 4.	Property and Equipment

Property and equipment consists of the following at June 30, 2017 and December 31, 2016, respectively:

	2017	2016

Buildings and Improvements	$3,157,937	$3,157,937
Equipment	5,949,208	5,949,208
Autos and Trucks	260,932	260,932
Office Furniture	34,025	34,025
Construction in Progress	350,418	356,667
	9,752,521	9,758,769
Less: Accumulated Depreciation	-7,160,036	-6,976,059
Total	$2,592,485	$2,782,710

Depreciation expense amounted to $183,977 and $196,209 for the six months ended June 30, 2017 and 2016, respectively.

Note 5.	Related Party Transactions

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

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of June 30, 2017 and December 31, 2016 the total owed is $2,332,500 and $2,257,500, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

The Company has one balance due American Interest, LLC (AIC) the majority stockholder of the Energy & Technology, Corp.: A note AIC, LLC. purchased from Mustang for the original purchase of the Company which bears interest at 8%. Included in due to affiliates at March 31, 2017 and December 31, 2016 respectively, is ($22,280) and $33,732, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.

Note 6.	Notes Payable

Notes payable at June 30, 2017 and December 31, 2016 consist of the following:

	2017	2016
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	26,440	30,749
Unsecured variable term note of $3,935,217 ; fixed interest rate of 4.0%	4,258,823	4,258,823
Secured fixed term note of $31,905.36 due March 2018; fixed interest rate of 5.4%	-	2,664
Secured fixed term note of $29,374 due November 2017; fixed interest rate of 6.95%	11,174	-
	$4,296,437	$4,292,236
Less: Current Portion	4,278,838	4,270,179
Long-Term Portion	$17,600	$22,057

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 6.	Notes Payable (Continued)

Following are maturities of long-term debt at December 31, 2016:

Fiscal Year Ending
December 31,	Amount

2018	7,352
2019	7,352
2020	7,353

Total	$22,057

Note 7.	Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,560,766 and 165,560,766 as of June 30, 2017 and December 31, 2016, respectively. The Company issued 12,000 of stock in lieu of services performed on June 30, 2016. The Company is authorized to issue 10,000,000 shares of preferred stock. As of June 30, 2017 and December 31, 2016, there were no shares issued and outstanding. In 2014, the company exchanged 3,617,075 shares of common stock and for debts now in Treasury. However, the company tried to exchange the debt back in payment of more shares failed because the stock holders refused. Thus, the transaction did not take place.

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

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 11.	Major Customers

For the end of the fiscal quarter covered by this report, the Company had four customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these customers were approximately 74.23% of total revenues, and total balance due from these customers at the end of the fiscal quarter covered by this report was $355,605.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2017 or December 31, 2016, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at June, 2017 and December 31, 2016, should not necessarily be considered to apply at subsequent dates.

	June 30,		December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Investments	$2,982	$2,982	$4,520	$4,520

	$2,982	$2,982	$4,520	$4,520

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

Discussion of Changes in Financial Condition from December 31, 2016 to June 30, 2017

At June 30, 2017, total assets amounted to $4,243,512 compared to $4,238,898 at December 31, 2016, an increase of $4,614, or 0.11%. The increase is primarily due to an increase in cash and cash equivalents of $37.778 and an increase in net accounts receivable of $206,046, partially offset by a decrease in net inventory of $104,748 and a decrease in net property and equipment held for operations of $190,226.

Our liabilities at June 30, 2017, totaled $8,324,990 compared to $7,877,136 at December 31, 2016, an increase of $447,854, or 5.69%. The increase is primarily due to an increase in accrued rent of $75,000, an increase in accounts payable of $60,749, and an increase in due to affiliates of $334,190.

Total stockholder’s equity decreased from ($3,638,237) at December 31, 2016, to ($4,081,477) at June 30, 2017. This decrease was due to our net loss for the end of the fiscal quarter covered by this report.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $195,846 at June 30, 2017, an increase of $37,778 from the balance of $158,068 at December 31, 2016. The increase in cash and cash equivalents was primarily due to the cash generated from operating activities partially offset by the amounts used to reduce debt for the end of the fiscal quarter covered by this report.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the end of the fiscal period covered by this report of $183,977.

Accounts Payable

Accounts payable at June 30, 2017 totaled $675,335 compared to $614,585 at December 31, 2016, an increase of $60,749. The increase is primarily due to the accounts owed in the course of operations.

Discussion of Results of Operations for the Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

Revenues

Our revenue for the three months ended June 30, 2017, was $835,028, compared to $436,674, for the three months ended June 30, 2016 an increase of $398,354, or 91.22%. The increase is attributable primarily to an increase in exploration technologies.

The following table presents the composition of revenue for the three months ended June 30, 2017 and 2016:

	2017		2016		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$488,497	58.5%	$197,770	23.7%	$290,727
Drilling, OCTG, & Equipment Sales	$66,841	8.0%	$-	0.0%	$66,841
Warehouse & Storage Fees	$76,217	9.1%	$68,820	8.2%	$7,397
Rebillable Income	$85,593	10.3%	$51,301	6.1%	$34,292
Manufacturing	$117,880	14.1%	$118,783	14.2%	$(903)
Total Revenue	$835,028	100.0%	$436,674	100.0%	$398,354

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended June 30, 2017, was $689,699, or 82.59% of revenues, compared to $378,345, or 86.64% of revenues, for the three months ended June 30, 2016. The overall increase in our cost of revenue is primarily due to a increase in Materials and Supplies which includes the cost of pipe sold.

The following table presents the composition of cost of revenue for the three months ended June 30, 2017 and 2016:

	2017		2016		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$120,041	17.4%	$84,172	12.2%	$35,869
Materials and Supplies	121,688	17.6%	23,251	3.4%	$98,437
Subcontract Labor	170,061	24.7%	80,418	11.7%	$89,643
Depreciation and Amortization	64,463	9.3%	70,780	10.3%	$(6,317)
Repairs and Maintenance	45,704	6.6%	5,218	0.8%	$40,486
Insurance	15,267	2.2%	19,513	2.8%	$(4,246)
Other Costs	152,475	22.1%	94,993	13.8%	$57,482
Total Cost of Revenues	$689,699	100.0%	$378,345	54.9%	$311,354

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended June 30, 2017, our operating expenses totaled $383,062 as compared to $232,807 in 2016, representing an increase of $150,255, or 64.54%. The largest components of our operating expense for 2017 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $165,612 for the three months ended June 30, 2017, compared to $91,049 for the three months ended June 30, 2016, an increase of $74,563, or 81.89%. The increase is primarily attributable to the company hiring a Chief Operational Officer. Professional services expense increased from $15,220 for the three months ended June 30, 2016, to $56,906 for the three months ended June 30, 2017, an increase of $41,686, or 273.89%. The increase is primarily a result of an increase in consulting fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other Income, net, totaled $102,536 for the three months ended June 30, 2017, compared to other expense, net, of $5,419, for the three months ended June 30, 2016, an increase of $107,955 or 1992.18%. This increase is primarily due to the settlement of a lawsuit.

Interest expense totaled $6,312 for the three months ended June 30, 2017, as compared to $4,089 for the three months ended June 30, 2016, an increase of $2,223, or 54.36%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Discussion of Results of Operations for the Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

Revenues

Our revenue for the six months ended June 30, 2017, was $1,379,682, compared to $856,362, for the six months ended June 30, 2016, an increase of $523,320, or 61.11%. The increase is attributable primarily to an increase in exploration technologies.

The following table presents the composition of revenue for the six months ended June 30, 2017 and 2016:

	2017		2016		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$727,481	87.1%	$401,707	48.1%	$325,774
Drilling, OCTG, & Equipment Sales	$95,712	11.5%	$-	0.0%	$95,712
Warehouse & Storage Fees	$152,618	18.3%	$150,142	18.0%	$2,476
Rebillable Income	$118,957	14.2%	$93,865	11.2%	$25,092
Manufacturing	$284,914	34.1%	$210,648	25.2%	$74,266
Total Revenue	$1,379,682	100.0%	$856,362	100.0%	$523,320

Cost of Revenue and Gross Profit

Our cost of revenue for the six months ended June 30, 2017, was $1,190,624, or 86.29% of revenues, compared to $732,679, or 85.56% of revenues, for the six months ended June 30, 2016. The overall increase in our cost of revenue is primarily due to an increase in Materials and Supplies which includes the cost of pipe sold.

The following table presents the composition of cost of revenue for the six months ended June 30, 2017 and 2016:

	2017		2016		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$222,947	18.7%	$173,738	14.6%	$49,209
Materials and Supplies	188,929	15.9%	36,452	3.1%	$152,476
Subcontract Labor	283,808	23.8%	153,521	12.9%	$130,287
Depreciation and Amortization	128,926	10.8%	140,759	11.8%	$(11,833)
Repairs and Maintenance	74,039	6.2%	7,401	0.6%	$66,639
Insurance	32,263	2.7%	40,266	3.4%	$(8,003)
Other Costs	259,714	21.8%	180,543	15.2%	$79,171
Total Cost of Revenues	$1,190,624	100.0%	$732,679	61.5%	$457,946

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the six months ended June 30, 2017, our operating expenses totaled $728,720 as compared to $510,214 in 2016, representing an increase of $218,506, or 42.83%. The largest components of our operating expense for 2017 consist of salaries and wages and Professional Services. Salaries and wages for general and administrative personnel was $296,787 for the six months ended June 30, 2017, compared to $181,778 for the six months ended June 30, 2016, an increase of $115,009, or 63.27%.

Professional Services increased from $37,052 for the six months ended June 30, 2016, to $132,376 for the six months ended June 30, 2017, an increase of $95,324, or 257.27%.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other Income, net, totaled $96,422 for the six months ended June 30, 2017, compared to other expense, net, of $9,912, for the six months ended June 30, 2016, an increase of $106,333 or 1072.82%. This is primarily the result from Income from Lawsuits settled. Interest expense totaled $11,700 for the six months ended June 30, 2017, as compared to $8,152 for the six months ended June 30, 2016, a decrease of $3,548, or 43.53%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Capital Resources and Liquidity

As of the end of the fiscal quarter covered by this report, we had $195,846 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls. The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of the period covered by this report.

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

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ENERGY & TECHNOLOGY, CORP.

Date: August 14, 2017	By:	/s/ George M. Sfeir
George M. Sfeir
Chief Executive Officer, Chief Financial Officer, President, Director, and Treasurer

