Form 10-Q
period 2017-09-30
ENERGY & TECHNOLOGY CORP.
filed 2017-11-14
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

According to the Company’s transfer agent of record, Olde Monmoth Stock Transfer Agent’s latest records, the number of shares outstanding of each of the Company’s classes of common equity, as of the end of the fiscal quarter covered by this report, is 165,560,766 shares of common stock. The company has issued no stock since that date.

ENERGY & TECHNOLOGY, CORP.

FORM 10-Q

September 30, 2017

INDEX

PART I — FINANCIAL INFORMATION

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

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
		(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$165,407	$158,068
Investments	2,889	4,521
Accounts Receivable
Trade, Net	398,023	244,373
Inventory, Net	903,373	1,008,121
Prepaid Expenses	23,016	7,393
Other Current Assets	72,445	33,713

Total Current Assets	1,565,153	1,456,188

Property and Equipment, Net
Held for Operations, Net	2,191,828	2,426,044
Construction in Progress	350,418	356,667
	2,542,246	2,782,710

Total Assets	$4,107,400	$4,238,898

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$865,230	$614,585
Accrued Liabilities	72,351	172,142
Accrued Rent	2,370,000	2,257,500
Current Maturities of Notes Payable	4,390,304	4,270,179
Due to Affiliates	834,571	515,385
Income Taxes Payable	25,287	25,287

Total Current Liabilities	8,557,743	7,855,079

Long-Term Liabilities
Notes Payable	15,342	22,057

Total Liabilities	$8,573,085	$7,877,136

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,198,117 Shares and 169,186,117 shares Issued at September 30, 2017 and December 31, 2016, respectively	169,198	169,198
Paid-In Capital	4,209,592	4,209,592
Treasury Stock, at cost (3,637,351 Shares)	(4,076,441)	(4,076,441)
Retained Earnings	(4,768,034)	(3,940,587)

Total Stockholders' Equity	(4,465,685)	(3,638,237)

Total Liabilities and Stockholders' Equity	$4,107,400	$4,238,898

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2017 and September 30, 2016

For the Nine Months Ended September 30, 2017 and September 30, 2016

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017		2016		2017		2016

Revenues		$733,091		$429,828		$2,112,773		$1,286,190
Cost of Revenues
Materials and Supplies		72,960		27,189		262,008		63,641
Subcontract Labor		191,767		97,838		475,575		251,358
Depreciation		64,463		64,347		193,389		205,107
Employees and Related Costs		102,501		86,453		325,448		260,191
Repairs and Maintenance		74,097		8,807		150,504		16,208
Insurance		13,666		21,224		45,928		61,489
Other Costs		113,340		116,436		374,299		296,978
Patent Amortization

Total Cost of Revenues		632,795		422,294		1,827,151		1,154,972

Gross Profit		100,296		7,534		285,622		131,218

Operating Expenses
Selling, General, and Administration		376,812		305,683		1,056,683		760,449
Depreciation		27,525		27,525		82,576		82,975

Total Operating Expenses		404,337		333,208		1,139,259		843,424

Loss from Operations		(304,042)		(325,674)		(853,637)		(712,206)

Other Income (Expense)
Income from Claim Settlement		61,397		-		61,397		-
Income from Lawsuit Settlement		-		-		105,816
Investment Income (Expense)		(53)		(423)		(1,514)		(2,182)
Interest Expense		(127,809)		(290,051)		(139,509)		(298,203)

Total Other Income (Expense)		(66,465)		(290,474)		26,190		(300,385)

Loss Before Provision for Income Taxes		(370,506)		(616,148)		(827,447)		(1,012,591)

Benefit for Income Taxes		0		0		0		0

Income/(Loss)		$(370,506)		$(616,148)		$(827,447)		$(1,012,591)

Loss per Share - Basic	$	NM	$	NM	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM	$	NM	$	NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2016 and the Nine Months Ended September 30, 2017

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2016	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,564	$(2,650,031)	$(2,352,722)

Stock Issued	12,000	$12			5,027		$5,039

Net (Loss)	-	-		-	-	(1,290,555)	$(1,290,555)

Balance at December 31, 2016	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,591	$(3,940,586)	$(3,638,238)

Balance at January 1, 2017	169,198,117	169,198	(3,637,351)	(4,076,441)	4,209,591	(3,940,586)	(3,638,238)

Net (Loss)	-	-			-	(827,447)	$(827,447)

Balance at September 30, 2017	169,198,117	$169,198	$(3,637,351)	$(4,076,441)	$4,209,591	$(4,768,033)	$(4,465,685)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	(827,447)	(1,012,591)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	275,965	288,082
Fair Value of Investments	1,632	43,685
Accrued Interest	118,057	284,253
Changes in Assets and Liabilities
Trade Receivables	(153,651)	(48,342)
Inventory	104,748	-
Prepaid Expenses	(15,623)	(7,845)
Accounts Payable	250,643	31,218
Accrued Payroll and Payroll Liabilities	(99,791)	(27,781)
Accrued Rent	112,500	112,500

Net Cash Provided by Operating Activities	(232,967)	(336,821)

Cash Flows from Investing Activities
Other Assets	(38,732)	171,435
Patent Cost	-	(26,061)
Purchase of Property and Equipment	(35,501)	(60,591)

Net Cash Provided by (Used in) Investing Activities	(74,233)	84,783

Cash Flows from Financing Activities
Issuance of Stock	-
Borrowings (Principal Repayments) to Affiliates	319,186	310,417
Borrowings (Principal Repayments) on Notes Payable	(4,647)	(12,961)

Net Cash Provided by (Used in) Financing Activities	314,539	297,456

Net Increase (Decrease) in Cash and Cash Equivalents	7,339	45,418

Cash and Cash Equivalents, Beginning of Year	158,068	38,981

Cash and Cash Equivalents, End of Year	165,407	84,399

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	21,452	5,577

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at September 30, 2017 and at December 31, 2016, respectively.

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2017 and at December 31, 2016, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At the end of the fiscal quarter covered by this report, the balance due from two customers represented 53.5 % of receivables, and sales to three customers represented 70.6% of revenues.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $8,052 and $5,653, for the nine months ended September 30, 2017 and 2016, respectively.

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

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 4.   Property and Equipment

Property and equipment consists of the following at September 30, 2017 and December 31, 2016, respectively:

	2017	2016

Buildings and Improvements	$3,157,937	$3,157,937
Equipment	5,975,208	5,949,208
Autos and Trucks	276,682	260,932
Office Furniture	34,025	34,025
Construction in Progress	350,418	356,667
	9,794,270	9,758,769
Less: Accumulated Depreciation	-7,252,024	-6,976,059
Total	$2,542,246	$2,782,710

Depreciation expense amounted to $275,965 and $288,082 for the nine months ended September 30, 2017 and 2016, respectively.

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

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of September 30, 2017 and December 31, 2016 the total owed is $2,370,000 and $2,257,500, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

The Company has one balance due American Interest, LLC (AIC) the majority stockholder of the Energy & Technology, Corp.: A note AIC, LLC. purchased from Mustang for the original purchase of the Company which bears interest at 8%. Included in due to affiliates at September 30, 2017 and December 31, 2016 respectively, is ($31,657 ) and $33,732, respectively, in acquisition debts paid by affiliates upon the acquisition of the Company in 1999.  The affiliates maintain a lien on the Company’s accounts receivable and equipment to secure this loan.  The amounts due to the affiliates have no set terms of repayment and bear interest at 8.00%.

Note 6.   Notes Payable

Notes payable at September 30, 2017 and December 31, 2016 consist of the following:

	2017	2016
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	24,258	30,749
Unsecured variable term note of $3,935,217 ; fixed interest rate of 4.0%	4,376,880	4,258,823
Secured fixed term note of $31,905.36 due March 2018; fixed interest rate of 5.4%	-	2,664
Secured fixed term note of $29,374 due November 2017; fixed interest rate of 6.95%	4,509	-
	$4,405,646	$4,292,236
Less: Current Portion	4,390,304	4,270,179
Long-Term Portion	$15,342	$22,057

Following are maturities of long-term debt at December 31, 2016:

Fiscal Year Ending December 31,	Amount

2018	7,352
2019	7,352
2020	7,353

Total	$22,057

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 7.   Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,560,766 and 165,560,766 as of September 30, 2017 and December 31, 2016, respectively. The Company issued 12,000 of stock in lieu of services performed on June 30, 2016. The Company is authorized to issue 10,000,000 shares of preferred stock. As of June 30, 2017 and December 31, 2016, there were no shares issued and outstanding. As of the end of the period covered by this report, the company is currently considering trading shares for the $3,935,217 note that is listed in the current liability section noted in Note 6, which was previously reported in error that the deal was consummated.

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

Note 11. Major Customers

For the end of the fiscal quarter covered by this report, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these customers were approximately 70.6% of total revenues, and total balance due from these customers at the end of the fiscal quarter covered by this report was $249,909.

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

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 12. Estimated Fair Value of Financial Instruments (Continued)

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2017 or December 31, 2016, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at September, 2017 and December 31, 2016, should not necessarily be considered to apply at subsequent dates.

	September 30,		December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Investments	$2,888	$2,888	$4,520	$4,520

	$2,888	$2,888	$4,520	$4,520

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

Discussion of Changes in Financial Condition from December 31, 2016 to September 30, 2017

At September 30, 2017, total assets amounted to $4,107,400 compared to $4,238,898 at December 31, 2016, a decrease of $131,499, or 3.10%. The decrease is primarily due to a decrease in inventory of $104,748 and a decrease in net property and equipment held for operations of $234,215, partially offset by an increase of net accounts receivable of $153,651, increase of prepaid expenses of $15,623 and an increase in cash and cash equivalents of $7,339.

Our liabilities at September 30, 2017, totaled $8,573,085 compared to $7,877,136 at December 31, 2016, an increase of $695,949, or 8.84%. The increase is primarily due to an increase in accrued rent of $112,500, an increase in accounts payable of $250,645, and an increase in due to affiliates of $319,186.

Total stockholder’s equity decreased from ($3,638,237) at December 31, 2016, to ($4,465,685) at September 30, 2017. This decrease was due to our net loss for the end of the fiscal quarter covered by this report.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $165,407 at September 30, 2017, an increase of $7,339 from the balance of $158,068 at December 31, 2016. The increase in cash and cash equivalents was primarily due to the cash generated from operating activities partially offset by the amounts used to reduce debt for the end of the fiscal quarter covered by this report.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the end of the fiscal period covered by this report of $275,965.

Accounts Payable

Accounts payable at September 30, 2017 totaled $865,230 compared to $614,585 at December 31, 2016, an increase of $250,645. The increase is primarily due to the accounts owed in the course of operations.

Discussion of Results of Operations for the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Revenues

Our revenue for the three months ended September 30, 2017, was $733,091, compared to $429,828, for the three months ended September 30, 2016 an increase of $303,264, or 70.6%. The increase is attributable primarily to an increase in exploration technologies.

The following table presents the composition of revenue for the three months ended June 30, 2017 and 2016:

	2017		2016		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$422,372	57.6%	$226,941	31.0%	$195,431
Drilling, OCTG, & Equipment Sales	$-	0.0%	$-	0.0%	$-
Warehouse & Storage Fees	$71,651	9.8%	$67,870	9.3%	$3,781
Rebillable Income	$112,784	15.4%	$37,996	5.2%	$74,788
Rental Income	$-	0.0%	$67,635	9.2%	$(67,635)
Manufacturing	$126,284	17.2%	$29,385	4.0%	$96,899
Total Revenue	$733,091	100.0%	$429,828	100.0%	$303,264

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended September 30, 2017, was $632,795, or 86.3% of revenues, compared to $422,294, or 98.2% of revenues, for the three months ended September 30, 2016. The overall increase in our cost of revenue is primarily due to an increase in Subcontract Labor due to the increase of jobs.

The following table presents the composition of cost of revenue for the three months ended June 30, 2017 and 2016:

	2017		2016		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$102,501	16.2%	$86,453	13.7%	$16,048
Materials and Supplies	72,960	11.5%	27,189	4.3%	$45,771
Subcontract Labor	191,767	30.3%	97,838	15.5%	$93,929
Depreciation and Amortization	64,463	10.2%	64,347	10.2%	$116
Repairs and Maintenance	74,097	11.7%	8,807	1.4%	$65,290
Insurance	13,666	2.2%	21,224	3.4%	$(7,558)
Other Costs	113,340	17.9%	116,436	18.4%	$(3,096)
Total Cost of Revenues	$632,795	100.0%	$422,294	66.7%	$210,501

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended September 30, 2017, our operating expenses totaled $404,337 as compared to $333,208 in 2016, representing an increase of $71,129, or 21.35%. The largest components of our operating expense for 2017 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $163,823.36 for the three months ended September 30, 2017, compared to $119,442 for the three months ended September 30, 2016, an increase of $44,381, or 37.16%. The increase is primarily attributable to the company hiring a Chief Operational Officer. Professional services expense decreased from $51,075 for the three months ended September 30, 2016, to $29,723 for the three months ended September 30, 2017, a decrease of $21,352, or 71.84%. The increase is primarily a result of a decrease in legal fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, Insurance Claim Settlements, and gains and losses from the sale and disposal of assets. Other Expense, net, totaled $66,465 for the three months ended September 30, 2017, compared to other expense, net, of $1,012,591, for the three months ended September 30, 2016, a decrease of $946,126 or 93.4%. This decrease is primarily due to the settlement of a lawsuit. Interest expense totaled $127,809 for the three months ended September 30, 2017, as compared to $13,600 for the three months ended September 30, 2016, an increase of $114,209.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Discussion of Results of Operations for the Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Revenues

Our revenue for the nine months ended September 30, 2017, was $2,112,773, compared to $1,793,615, for the nine months ended September 30, 2016, an increase of $319,158, or 17.8%. The increase is attributable primarily to an increase in exploration technologies.

The following table presents the composition of revenue for the nine months ended September 30, 2017 and 2016:

	2017		2016		Variance
	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$1,149,853	156.9%	$858,589	117.1%	$291,264
Drilling, OCTG, & Equipment Sales	$95,712	13.1%	$-	0.0%	$95,712
Warehouse & Storage Fees	$224,269	30.6%	$221,630	30.2%	$2,639
Rebillable Income	$231,741	31.6%	$237,377	32.4%	$(5,636)
Manufacturing	$411,197	56.1%	$476,019	64.9%	$(64,822)
Total Revenue	$2,112,773	100.0%	$1,793,615	100.0%	$319,158

Cost of Revenue and Gross Profit

Our cost of revenue for the nine months ended September 30, 2017, was $1,827,151, or 86.48% of revenues, compared to $1,865,631, or 100.4% of revenues, for the nine months ended September 30, 2016. The overall decrease in our cost of revenue is primarily due to a decrease in Depreciation and Amortization.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2017 and 2016:

	2017		2016		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$325,448	17.8%	$379,032	20.7%	$(53,584)
Materials and Supplies	262,008	14.3%	125,382	6.9%	$136,626
Subcontract Labor	475,575	26.0%	354,301	19.4%	$121,274
Depreciation and Amortization	193,389	10.6%	360,859	19.7%	$(167,470)
Repairs and Maintenance	150,504	8.2%	97,427	5.3%	$53,077
Insurance	45,928	2.5%	111,283	6.1%	$(65,355)
Other Costs	374,299	20.5%	437,347	23.9%	$(63,048)
Total Cost of Revenues	$1,827,151	100.0%	$1,865,631	102.1%	$(38,480)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the nine months ended September 30, 2017, our operating expenses totaled $1,139,259 as compared to $843,423 in 2016, representing an increase of $295,836, or 35.08%. The largest components of our operating expense for 2017 consist of salaries and wages and Professional Services. Salaries and wages for general and administrative personnel was $460,610 for the nine months ended September 30, 2017, compared to $301,221 for the nine months ended September 30, 2016, an increase of $159,389, or 52.91%. Professional Services increased from $156,034 for the nine months ended September 30, 2016, to $162,099 for the nine months ended September 30, 2017, an increase of $6,065, or 3.89%.

Other Income and Expense

Other income and expense consists of investment income, interest expense, Income from Lawsuit Settlement, Insurance Claim Settlement, and gains and losses from the sale and disposal of assets. Other Income, net, totaled $26,190 for the nine months ended September 30, 2017, compared to other expense, net, of $1,012,591, for the nine months ended September 30, 2016, an increase of $1,038,781 or 100.3%. This is primarily the result from Income from Lawsuits settled. Interest expense totaled $139,509 for the nine months ended September 30, 2017, as compared to $298,203 for the nine months ended September 30, 2016, a decrease of $158,694, or 53.22%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Capital Resources and Liquidity

As of the end of the fiscal quarter covered by this report, we had $165,407 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

ENERGY & TECHNOLOGY, CORP.

Date: November 14, 2017	By:	/s/ George M. Sfeir
George M. Sfeir
Chief Executive Officer, Chief Financial Officer, President, Director, and Treasurer

