Form 10-K
period 2017-12-31
ENERGY & TECHNOLOGY CORP.
filed 2018-04-02
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of the issuer’s Common Stock outstanding as of December 31, 2017: 165,560,766

Documents incorporated by reference: None.

i

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

Another component of our business consists of selling pipe and equipment used in exploration, drilling, and production of oil and gas.  The manufactured pipe and equipment is supplied to us by various steel mills and suppliers, such as: U.S.S. Steel, SB Int’l, and Premier Pipe: in finished or unfinished form for us to process. Before the pipe and equipment is offered to our customers for sale, it must undergo further processing, such as blasting, threading, coating, and non-destructive testing inspection before being turned into a final product.  We sell oilfield pipe and equipment that has passed inspection and meets or exceeds API (American Petroleum Institute) and/or customer specifications.

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

Today, we continue to serve the energy industry by manufacturing and maintaining proprietary systems that detect and collect all available defects and wall thickness and outside diameter/ovality readings and store them in their proper position on the pipe, produce a three-dimensional image of the pipe, and allow the engineer to simulate burst, collapse, and pull apart the pipe on the computer prior to drilling. This helps energy companies reach reserves that otherwise cannot be reached with present technology. As a result of this advanced technology, the American Petroleum Institute (API) appointed Mr. George M. Sfeir, to serve on their 2008 committee for non-contact inspection. Technical Industries, Inc. developed US Patent No. 7,263,887 and international patent pending inspection technology needed in order to reach deep energy reserves present technology cannot reach. The U.S. patent is current until 2039. We provide basic NDT services as well as highly technical services requiring our patented technology for major companies’ critical projects.

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

THERE ARE CURRENT LAWSUITS FILED AGAINST THE COMPANY AND THE POSSIBILITY EXISTS THAT A CLAIM OF SOME KIND MAY BE MADE IN THE FUTURE.

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

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. Nevertheless, a disgruntled employee sued for the purchase back of his bonus stock which is in violation of applicable laws.  An adverse decision, which is not anticipated, would not have material adverse effect on our financial condition or results of operations.

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

Quarter ended	Low Price	High Price
December 31, 2016	$0.31	$0.35
March 31, 2017	$0.01	$0.75
June 30, 2017	$0.01	$0.25
September 30, 2017	$0.25	$0.28
December 31, 2017	$0.21	$0.45

Holders

As of year-end, in accordance with our transfer agent, Olde Monmouth’s, records, we had 174 Common Stock holders not including CEDE & Co.

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

We are continually expanding our customer base to increase revenue growth. Currently, we serve customers that are oil companies, steel mills, material suppliers, drilling companies, material rental companies and engineering companies. Our customer relationships average over ten years which provides us repeat business.

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

Inventory.  Inventory is stated at the lower of cost determined by the specific identification method or market.  At December 31, 2017 and 2016, inventory consisted of pipe available for sale.

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

Discussion of Changes in Financial Condition from December 31, 2016 to December 31, 2017

At December 31, 2017, total assets amounted to $3,842,274 compared to $4,238,898 at December 31, 2016, a decrease of $396,624, or 8.72%.  The decrease is primarily due to a decrease in the Company’s cash of $121,900, a decrease in property and equipment held for operations of $326,203, and a decrease in inventory of $104,748. These decreases were partially offset by an increase in accounts receivable of $28,810 and an increase in other assets of $92,455.

Our liabilities at December 31, 2017, totaled $8,788,538 compared to $7,877,136 at December 31, 2016, an increase of $911,402, or 11.57%.  The increase is primarily due to an increase in accounts payable of $364,154, and an increase in due to affiliates of $341,302. These increases were partially offset by a decrease in accrued liabilities of $90,107.

Total stockholder’s equity decreased from ($3,638,237) at December 31, 2016, to ($4,946,263) at December 31, 2017.  This increase was due to net loss generated for the year ended December 31, 2017 of $1,308,025.

Cash and Cash Equivalents

The Company’s cash decreased from $158,068 at December 31, 2016, to $36,168 at December 31, 2017. The decrease in cash and cash equivalents was primarily due to the Company’s use of cash for operations.

Inventory

We began purchasing pipe for sale to customers in late 2007.  This was an opportunity for us to expand our services to our customers.  Inventory of pipe at December 31, 2017 and December 31, 2016, was $903,373 and $1,008,123, respectively.  It is anticipated that the Company will continue its efforts to expand its sales of oilfield pipe.

Property and Equipment

The decrease in property and equipment of $332,452 is primarily due to depreciation of $367,953 at December 31, 2015 partially offset by the net purchase of equipment of $41,750.

Accounts Payable

Accounts payable at December 31, 2017 totaled $978,740 compared to $614,585 at December 31, 2016, an increase of $364,154. This increase is primarily attributable to the purchase of items used in the ordinary course of business and cost of goods sold.

Common Stock Outstanding

On April 1, 2009, we entered into an agreement with our majority stockholders whereby the stockholders agreed to cancel 165,100,000 common shares, respectively, for the consideration to be re-issued in the future. In 2010, the Company re-issued 115,100,000 of those shares with 50,000,000 still owed to the stockholders. On December 30, 2009, we agreed to issue 5,580,000 shares of our common stock in exchange for the remaining balance due to a supplier of equipment to the Company, which totaled $3,935,217 at December 31, 2009. In 2011, the Company issued 256,900 shares to key managers and others who management felt were responsible for helping the company return to profitability. In 2012, the Company issued an additional 92,550 shares to key managers and others. In 2013, the Company issued an additional 41,167 shares to key managers and others in consideration for their help in returning the Company to profitability and purchased 20,270 shares of common stock now held in Treasury. In 2014, the company purchased 3,617,075 shares which are now held in treasury. In 2016, the Company issued 12,000 shares to market promotor.

Discussion of Results of Operations for the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Revenues

Our revenue for the year ended December 31, 2017, was $2,559,826 compared to $1,905,711 for the year ended December 31, 2016, an increase of $654,115, or 34.32%.  The increase is attributable primarily to the decrease in exploration technologies of $414,386. This increase was a result of the industry’s market demand and decreased market competition.

The following table presents the composition of revenue for the year December 31, 2017 and 2016:

	2017		2016		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$1,385,010	54.1%	$970,624	50.9%	$414,386
Drilling, OCTG, & Equipment Sales	$95,712	3.7%	$-	0.0%	$95,712
Warehouse & Storage Fees	$293,220	11.5%	$293,382	15.4%	$(162)
Rebillable Income	$278,760	10.9%	$333,047	17.5%	$(54,287)
Manufacturing	$507,124	19.8%	$308,658	16.2%	$198,466
Total Revenue	$2,559,826	100.0%	$1,905,711	100.0%	$654,114

Cost of Revenue and Gross Profit

Our cost of revenue for the year ended December 31, 2017, was $2,367,411, or 92.48% of revenues, compared to $1,748,203, or 91.73% of revenues, for the year ended December 31, 2016.  The overall increase in our cost of revenue is primarily due to the increase in Subcontract Laor. The primary reason for the increase in cost of sales as a percentage of revenues was due to the increase in drilling, OCTG, & Equipment Sales and Exploration Technologies in relation to the amount of fixed costs included in our cost of revenue, such as depreciation on equipment and facilities, and insurance. Additionally, pipe is sold at a lower margin in relation to our service revenues.

The following table presents the composition of cost of revenue for the year ended December 31, 2017 and 2016:

	2017		2016		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$436,564	18.4%	$341,587	19.5%	$94,977
Materials and Supplies	300,639	20.3%	88,152	29.9%	$212,487
Subcontract Labor	679,631	28.7%	344,501	19.7%	$335,130
Depreciation	257,852	10.9%	269,570	15.4%	$(11,717)
Repairs and Maintenance	178,826	7.6%	45,929	2.6%	$132,898
Insurance	44,835	1.9%	78,569	4.5%	$(33,734)
Other Costs	469,063	19.8%	579,896	33.2%	$(110,833)
Total Cost of Revenues	$2,367,411	100.0%	$1,748,203	100.0%	$619,207

We have utilized the services of contractors to assist us as needed to provide timely and quality service to our customers.  We will continue our efforts to attract employees and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the year ended December 31, 2017, our operating expenses totaled $1,479,596, as compared to $1,172,379 in 2016, representing an increase of $307,217, or 26.2%.  The largest component of our operating expenses for 2017 consists of salaries and wages, professional services, and other costs.  Salaries and wages for general and administrative personnel was $641,077 for the year ended December 31, 2017, compared to $420,154 for the year ended December 31, 2016, an increase of $220,923, or 52.58%.  The increase is attributable to the increase in administrative pay pertaining to the hiring of an operations manager and an additional salesman.

Professional services expense increased from $169,593 for the year ended December 31, 2016, to $181,715 for the year ended December 31, 2017, an increase of $12,122, or 7.15%.  The decrease is primarily a result of an increase in legal fees.

Other costs totaled $190,916 for the year ended December 31, 2017, as compared to $166,100 for the year ended December 31, 2016, an increase of $24,816, or 14.94%.  Other costs for both the year ended December 31, 2017, and for the year ended December 31, 2016, pertain primarily to medical expense costs, property taxes, and marketing and advertising, among other costs associated to our operating expenses.

Other Income and Expense

Other income and expense consists of income from lawsuit settlement, investment income, gain or loss on sale of assets, and interest expense.  For the year ended December 31, 2017, other expense totaled $20,845, as compared to other expense, net of other income, totaled $275,685 for the year ended December 31, 2016. The increase in Other Income/ (Expense) is attributable primarily to the increase of interest expense.

Investment income, which consists of interest, dividends, realized gains and losses, and unrealized gains and losses, amounted to $2,107 investment expense for the year ended December 31, 2017, compared to investment expense of $2,399 for the year ended December 31, 2016. For the year ended December 31, 2017, investment expense consisted primarily of interest income of $125 and unrealized loss of $2,232.

Interest expense totaled $185,952 for the year ended December 31, 2017, as compared to $343,761 for the year ended December 31, 2016, a decrease of $157,809, or 45.91%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Provision for income taxes

For the year ended December 31, 2017, the income tax return was not completed so no tax information is available at the time of the filing of this report.

Capital Resources and Liquidity

At December 31, 2017, we had $36,168 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with continued operations.  Cash outflows for investing purposes have consisted primarily of the acquisition of equipment and other technology to better serve our customers.  Most of the costs of those acquisitions have been offset by the sale of excess equipment. Currently, we have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

ENERGY & TECHNOLOGY, CORP.

Financial Statements

December 31, 2017 and 2016

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$36,168	$158,068
Investments	2,289	4,521
Accounts Receivable
Trade, Net	273,183	244,373
Inventory, Net	903,373	1,008,121
Prepaid Expenses	50,835	7,393
Other Current Assets	126,168	33,713

Total Current Assets	1,392,016	1,456,188

Property and Equipment, Net
Held for Operations, Net	2,099,840	2,426,044
Construction in Progress	350,418	356,667
	2,450,258	2,782,710

Total Assets	$3,842,274	$4,238,898

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$978,740	$614,585
Accrued Liabilities	82,035	172,142
Accrued Rent	2,407,500	2,257,500
Current Maturities of Notes Payable	4,425,147	4,270,179
Due to Affiliates	856,687	515,385
Income Taxes Payable	25,287	25,287

Total Current Liabilities	8,775,396	7,855,079

Long-Term Liabilities
Notes Payable	13,142	22,057

Total Liabilities	$8,788,538	$7,877,136

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,198,117 Shares and 169,186,117 shares Issued at December 31, 2017, and 2016, respectively	169,198	169,198
Paid-In Capital	4,209,592	4,209,592
Treasury Stock, at cost (3,637,351 Shares)	(4,076,441)	(4,076,441)
Retained Earnings	(5,248,612)	(3,940,587)

Total Stockholders' Equity	(4,946,263)	(3,638,237)

Total Liabilities and Stockholders' Equity	$3,842,274	$4,238,898

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations

For the Years Ended December 31, 2017 and 2016

	2017	2016

Revenues	$2,559,826	$1,905,711
Cost of Revenues
Materials and Supplies	300,639	88,152
Subcontract Labor	679,631	344,501
Depreciation	257,852	269,570
Employee and Related Costs	436,564	341,587
Repairs and Maintenance	178,826	45,929
Insurance	44,835	78,569
Other Costs	469,063	579,896

Total Cost of Revenues	2,367,411	1,748,203

Gross Profit	192,415	157,508

Operating Expenses
Selling, General, and Administration	1,369,495	1,061,878
Depreciation	110,101	110,501

Total Operating Expenses	1,479,596	1,172,379

Loss from Operations	(1,287,181)	(1,014,871)

Other Income (Expense)
Income from Lawsuit Settlement	167,213	70,475
Interest Income	125	865
Interest Expense	(185,952)	(343,761)
Other Income	(2,232)	(3,264)

Total Other Expense	(20,845)	(275,685)

Loss Before Provision for Income Taxes	(1,308,026)	(1,290,556)

Benefit for Income Taxes	0	0

Net Income (Loss)	$(1,308,026)	$(1,290,556)

Loss per Share - Basic	$-	$-

Loss per Share - Diluted	$-	$-

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2016 and December 31, 2017

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2016	169,186,117	$169,186	(3,637,351)	$(4,076,441)	$4,204,564	$(2,650,031)	$(2,352,722)

Stock Issued	12,000	$12			5,027		$5,039

Net (Loss)	-	-		-	-	(1,290,555)	$(1,290,555)

Balance at December 31, 2016	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,591	$(3,940,586)	$(3,638,238)

Balance at January 1, 2017	169,198,117	169,198	(3,637,351)	(4,076,441)	4,209,591	(3,940,586)	(3,638,238)

Net (Loss)	-	-			-	(1,308,025)	$(1,308,025)

Balance at December 31, 2017	169,198,117	$169,198	$(3,637,351)	$(4,076,441)	$4,209,591	$(5,248,611)	$(4,946,263)

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$(1,308,025)	$(1,290,556)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Depreciation	374,202	302,480
Investments	2,232
Accrued Rent	150,000	150,000
Paid in Capital		5,027
Common Stock Issued		12
Changes in Assets and Liabilities
Trade Receivables	(28,810)	2,295
Other Receivables		187,366
Inventory	104,748
Prepaid Expenses	(43,442)	5,713
Accounts Payable	274,048	17,119
Accrued Payroll and Payroll Liabilities		101,880
Income Taxes Payable
Accrued Rent

Net Cash Provided by Operating Activities	(475,047)	(518,664)

Cash Flows from Investing Activities
Other Assets	(92,455)	14,737
Other Receivable
Sale of Property and Equipment
Purchase of Property and Equipment	(41,750)

Net Cash Provided by (Used in) Investing Activities	(134,205)	14,737

Cash Flows from Financing Activities
Purchase of Treasury Stock
Borrowings (Principal Repayments) to Affiliates	341,299	326,321
Borrowings (Principal Repayments) on Notes Payable	146,053	296,693

Net Cash Provided by (Used in) Financing Activities	487,352	623,014

Net Increase (Decrease) in Cash and Cash Equivalents	(121,900)	119,087

Cash and Cash Equivalents, Beginning of Year	158,068	38,981

Cash and Cash Equivalents, End of Year	$36,168	$158,068

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$28,543	$20,153

Cash Paid During the Period for Income Taxes	$-

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 for the years ended December 31, 2017 and 2016.

Inventory

Inventories are stated at the lower of cost or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to Loss on Inventory Valuation under Operating Expenses. At December 31, 2017 and 2016, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. At December 31, 2017, the balance due from three customers represented 55% of receivables, and sales to those three customers represented 47% of revenues for the year ended December 31, 2017.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $10,353 and $7,813, for the year ended December 31, 2017 and 2016, respectively.

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

Note 3.	Property and Equipment

	2017	2016

Buildings and Improvements	$3,157,937	$3,157,937
Equipment	5,975,208	5,949,208
Autos and Trucks	276,682	260,932
Office Furniture	34,025	34,025
Construction in Progress	350,418	356,667
	9,794,271	9,758,769
Less: Accumulated Depreciation	-7,344,013	-6,976,059
Total	$2,450,258	$2,782,710

Depreciation expense amounted to $374,202 and $380,070 for the period ended December 31, 2017 and 2016, respectively.

Note 4.	Related Party Transactions

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

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of December 31, 2017 and December 31, 2016 the total owed is $2,407,500 and $2,257,500, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 5.	Notes Payable

Notes payable at December 31, 2017 and December 31, 2016 consist of the following:

	2017	2016
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	22,057	30,749
Unsecured variable term note of $3,935,217 ; fixed interest rate of 4.0%	4,416,232	4,258,823
Secured fixed term note of $31,905.36 due March 2018; fixed interest rate of 5.4%	-	2,664
	$4,438,289	$4,292,236
Less: Current Portion	4,425,147	4,270,179
Long-Term Portion	$13,142	$22,057

Following are maturities of long-term debt at December 31, 2017:

Fiscal Year Ending December 31,	Amount
2018	$8,280
2019	4,862

Total	$13,142

Note 6.	Income Taxes

For the year ended December 31, 2017, the Company has filed an extension for income tax purposes. As of the date of this report, the Company does not have any information as to the nature of the provision for income taxes.

Note 7.	Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,560,766 and 165,548,766 as of December 31, 2017 and December 31, 2016.

The Company is authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2017 and December 31, 2016, there were no shares issued and outstanding.

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

There were no potentially dilutive common stock equivalents as of December 31, 2017, therefore basic earnings per share equals diluted earnings per share for the year ended December 31, 2017. As the Company incurred a net loss during the year ended December 31, 2017, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

The weighted average common shares outstanding were 165,560,766 for the years ended December 31, 2017 and 2016.

Note 9.	Commitments

The Company leases office premises, operating facilities, and equipment under operating leases expiring in various years through 2030. The Company also leases land for operating purposes on a month to month basis. Rent expense for the year ended December 31, 2017 and 2016 was $217,516, and $244,611, respectively.

Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 2017 are as follows:

2018	6,000
2019	6,000
2020	6,000
2019	6,000
Thereafter	64,500

Total	$88,500

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 10.	Litigation and Contingent Liabilities

Presently, the company does have pending litigation filed against it involving a former employee suing for the purchase of his stock. In the ordinary course of our business, we are, from time to time, subject to various legal proceedings, including matters involving employees, customers, and suppliers. We may enter into discussions regarding settlement of claims or lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations, or liquidity.

Note 11.	Major Customers

For the year ended December 31, 2017, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these three customers were approximately 68% of total revenues, and total balance due from these two customers at December 31, 2017 was $121,171.

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

	December 31,
	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Investments	$2,289	$2,289	$4,521	$4,521

	$2,289	$2,289	$4,521	$4,521

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Investments: The carrying amount reported in the balance sheet approximates fair value.

Note 13.	Subsequent Events

In accordance with the subsequent events topic of the FASB ASC, Topic No. 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effects of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2017. In preparing these financial statements, the Company evaluated the events and transactions through the date these financial statements were issued. The following events should be noted:

The Company has filed a lawsuit against a competitor alleging patent infringement. To the date of this financial statement being issued, there is no response from our competitor in regards to this allegation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant was MaloneBailey,LLP. We are presently looking to change accountants to timely comply with financial rules and regulations. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the Company’s disclosure controls and procedures. As defined by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of year end.

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

As of year end, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers. Based on that evaluation and the criteria set forth in the COSO Report, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal year that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s and their respective ages as of December 31, 2017 are as follows:

NAME	AGE	POSITION

George Sfeir	59	President, Chief Executive Officer, Chief Financial Officer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past year.

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

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in the fiscal year.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is incorporated by reference to Form 10-K filed on March 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2017 and 2016. The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2017, and 2016 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

						Non-Equity	Non-Qualified
				Stock	Option	Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Totals
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
George Sfeir, President, Chief Executive Officer and Director	2017	120,640	0	0	0	0	0	0	120,640
	2016	85,840	0	0	0	0	0	0	85,840

Amer Salhi,	2014	0	0	0	0	0	0	0	0
Chief Financial Officer and Secretary	2013	52,400	300	0	0	0	0	0	52,700

Edmund J. Baudoin, Jr., Treasurer	2014	60,320	200	0	0	0	0	0	60,520
	2013	59,544	416	0	0	0	0	0	59,960

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2017.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2017 by the executive officer named in the Summary Compensation Table.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 31, 2017 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

On June 30, 2016, the Company issues 12,000 shares to Eversull Group for services rendered.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2017 and 2016, for the reviews of the financial statements included in our reports on Form 10-Q, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.  Audit fees pertaining to services provided to the Company for the fiscal years ended December 31, 2017 and 2016, amount to $0.00 and $0.00, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

 Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017 and 2016.

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

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended.

32.1	Certification of President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized. The attached report is not audited and will soon amend by the audited report when received.

ENERGY & TECHNOLOGY CORP.

Dated: April 2, 2018

By	/s/ George M. Sfeir
George M. Sfeir,
President,
Chief Executive Officer,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M. Sfeir	President,	April 2, 2018
George M. Sfeir	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer