Form 10-Q
period 2018-03-31
ENERGY & TECHNOLOGY CORP.
filed 2018-05-16
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

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

March 31, 2018

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

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$110,351	$36,168
Investments	2,332	2,289
Accounts Receivable
Trade, Net	372,059	273,183
Inventory, Net	903,373	903,373
Prepaid Expenses	74,300	50,835
Other Current Assets	164,010	126,168

Total Current Assets	1,626,424	1,392,016

Property and Equipment, Net
Held for Operations, Net	2,060,551	2,099,840
Construction in Progress	350,418	350,418
	2,410,969	2,450,258

Total Assets	$4,037,393	$3,842,274

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$860,943	$978,740
Accrued Liabilities	257,212	82,035
Accrued Rent	2,445,000	2,407,500
Current Maturities of Notes Payable	4,476,442	4,425,147
Due to Affiliates	841,709	858,545
Income Taxes Payable	25,287	25,287

Total Current Liabilities	8,906,593	8,777,254

Long-Term Liabilities
Notes Payable	10,922	13,142

Total Liabilities	$8,917,516	$8,790,396

Stockholders' Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,198,117
Shares Issued at March 31, 2018 and December 31, 2017, respectively	169,198	169,198
Paid-In Capital	4,209,592	4,209,592
Treasury Stock, at cost (3,637,351 Shares)	(4,076,441)	(4,076,441)
Retained Earnings	(5,182,472)	(5,250,470)

Total Stockholders' Equity	(4,880,122)	(4,948,121)

Total Liabilities and Stockholders' Equity	$4,037,393	$3,842,274

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2018 and March 31, 2017

	Three Months Ended
	March 31,		March 31,
	2018		2017

Revenues		$793,698		$544,654
Cost of Revenues
Materials and Supplies		56,374		67,241
Contractor		121,557		113,747
Depreciation		19,696		64,463
Employees and Related Costs		138,098		102,906
Repairs and Maintenance		30,166		28,335
Insurance		8,259		16,996
Other Costs		128,360		106,578

Total Cost of Revenues		502,510		500,265

Gross Profit		291,188		44,389

Operating Expenses
Selling, General, and Administration		221,313		318,136
Depreciation		27,054		27,525

Total Operating Expenses		248,368		345,662

Income (Loss) from Operations		42,821		(301,273)

Other Income (Expense)
Income from Insurance Claim		78,281
Investment Income (Expense)		55		(726)
Interest Expense		(53,159)		(5,388)

Total Other Income (Expense)		25,177		(6,114)

Loss Before Provision for Income Taxes		67,998		(307,387)

Benefit for Income Taxes		0		0

Loss		$67,998		$(307,387)

Loss per Share - Basic	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.

Consolidated Statements of Changes in Stockholders' Equity

For theyears ended ended December 31, 2018 and December 31, 2017

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2017	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,591	(3,940,586)	$(3,638,238)

Net (Loss)	-	-		-	-	(1,309,884)	$(1,309,884)

Balance at December 31, 2017	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,591	$(5,250,470)	$(4,948,121)

Balance at January 1, 2018	169,198,117	169,198	(3,637,351)	(4,076,441)	4,209,591	(5,250,470)	(4,948,121)

Net Income (Loss)	-	-			-	67,998	$67,998

Balance at December 31, 2018	169,198,117	$169,198	$(3,637,351)	$(4,076,441)	$4,209,591	$(5,182,472)	$(4,880,122)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities
Net Income (Loss)	$67,998	$(307,388)
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Depreciation	46,750	91,988
Change in FMV of Investments	$(43)	757
Changes in Assets and Liabilities
Trade Receivables	(98,876)	(346,777)
Inventory	-	31,597
Prepaid Expenses	(23,465)	(24,257)
Accounts Payable	(117,797)	97,455
Accrued Liabilities	175,177	33,132
Accrued Rent	37,500	37,500

Net Cash Provided by Operating Activities	87,244	(385,993)

Cash Flows from Investing Activities
Other Assets	(37,842)	(11,904)
Purchase of Property	(7,461)

Net Cash Provided by (Used in) Investing Activities	(45,303)	(11,904)

Cash Flows from Financing Activities
Borrowings (Principal Repayments) to Affiliates	(16,833)	256,277
Borrowings (Principal Repayments) on Notes Payable	49,075	12,917

Net Cash Provided by (Used in) Financing Activities	32,242	269,194

Net Increase (Decrease) in Cash and Cash Equivalents	74,183	(128,703)

Cash and Cash Equivalents, Beginning of Year	36,168	158,068

Cash and Cash Equivalents, End of Year	$110,351	$29,365

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	$13,807	$5,388

See notes to consolidated financial statements.

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.	Organization

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at March 31, 2018 and at December 31, 2017, respectively.

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At March 31, 2018 and at December 31, 2017, inventory consisted of pipe available for sale.

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

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $2,740 and $1,762, for the three months ended March 31, 2018 and 2017, respectively.

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

Note 4.	Property and Equipment

Property and equipment consists of the following at March 31, 2018 and December 31, 2017, respectively:

	2017	2016

Buildings and Improvements	$3,157,937	$3,157,937
Equipment	5,982,669	5,949,208
Autos and Trucks	276,682	260,932
Office Furniture	34,025	34,025
Construction in Progress	350,418	356,667
	9,801,731	9,758,769
Less: Accumulated Depreciation	-7,390,763	-7,068,048
Total	$2,410,969	$2,690,722

Depreciation expense amounted to $46,750 and $91,988 for the three months ended March 31, 2017 and 2016, respectively.

Note 5.	Related Party Transactions

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

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of March 31, 2018 and December 31, 2017 the total owed is $2,445,000 and $2,407,500, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

Note 6.	Notes Payable

Notes payable at March 31, 2018 and December 31, 2017 consist of the following:

	2017	2017
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	19,838	22,057
Unsecured variable term note of $3,935,217 ; fixed interest rate of 4.0%	4,455,584	4,416,232
Secured fixed term note of $22,214 due December 2018; fixed interest rate of 6.95%	11,942	-
	$4,487,364	$4,438,289
Less: Current Portion	4,476,442	4,425,147
Long-Term Portion	$10,922	$13,142

Following are maturities of long-term debt at December 31, 2017:

Fiscal Year Ending December 31,	Amount

2019	7,352
2020	3,570

Total	$10,922

Note 7.	Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,560,766 and 165,560,766 as of March 31, 2018 and December 31, 2017, respectively. The Company is authorized to issue 10,000,000 shares of preferred stock. As of March 31, 2018 and December 31, 2017, there were no shares issued and outstanding. In 2014, the company purchased 3,617,075 shares of common stock now in Treasury.

ENERGY &TECHNOLOGY, CORP.

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

The weighted average common shares outstanding were 165,560,766 and 165,560,766 for the fiscal quarter covered by this report and the year ended December 31, 2017.

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

For the end of the fiscal quarter covered by this report, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these customers were approximately 78.02% of total revenues.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at March 31, 2018 or December 31, 2017, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at March 31, 2017 and December 31, 2016, should not necessarily be considered to apply at subsequent dates.

	March 31,		December 31,
	2018		2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Investments	$2,332	$2,332	$2,289	$2,289

	$2,332	$2,332	$2,289	$2,289

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 12.	Estimated Fair Value of Financial Instruments (Continued)

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

Discussion of Changes in Financial Condition from December 31, 2017 to March 31, 2018

At March 31, 2018, total assets amounted to $4,037,393 compared to $3,842,274 at December 31, 2017, an increase of $195,119, or 5.8%. The increase is primarily due to an increase in cash and cash equivalents of $74,183 and by an increase in net accounts receivable of $98,876, partially offset by a decrease in net property plant and equipment of $39,289.

Our liabilities at March 31, 2018, totaled $8,917,516 compared to $8,790,396 at December 31, 2017, an increase of $127,120, or 1.45%. The increase is primarily due to an increase in accrued rent of $37,500, an increase in accrued liabilities of $175,177, and an increase in notes payable of $49,075.

Total stockholder’s equity increased from ($4,948,121) at December 31, 2017, to ($4,880,122) at March 31, 2018. This increase was due to our net income for the end of the fiscal quarter covered by this report.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $110,351 at March 31, 2018, an increase of $74,183 from the balance of $36,168 at December 31, 2017. The increase in cash and cash equivalents was primarily due to the cash generated from operating activities partially offset by the amounts used to reduce debt for the end of the fiscal quarter covered by this report.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the end of the fiscal quarter covered by this report of $46,750.

Accounts Payable

Accounts payable at March 31, 2018 totaled $860,943 compared to $978,740 at December 31, 2017, a decrease of $117,797. The decrease is primarily due to the accounts owed in the course of operations.

Discussion of Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Revenues

Our revenue for the three months ended March 31, 2018, was $793,698, compared to $544,653, for the three months ended March 31, 2017 an increase of $249,045. The increase is attributable primarily to an increase in exploration technologies.

The following table presents the composition of revenue for the three months ended March 31, 2017 and 2016:

	2016		2017		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$464,570	58.5%	$238,984	43.9%	$225,586
Drilling, OCTG, & Equipment Sales	$91,535	11.5%	$28,871	5.3%	$62,664
Warehouse & Storage Fees	$70,463	8.9%	$76,401	14.0%	$(5,938)
Rebillable Income	$67,928	8.6%	$33,364	6.1%	$34,564
Manufacturing	$99,202	12.5%	$167,033	30.7%	$(67,831)
Total Revenue	$793,698	100.0%	$544,653	100.0%	$249,045

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended March 31, 2018, was $502,510, compared to $500,266, for the three months ended March 31, 2017. The overall decrease in our cost of revenue is primarily due to a decrease in Depreciation.

The following table presents the composition of cost of revenue for the three months ended March 31, 2018 and 2017:

	2018		2017		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Materials and Supplies	56,374	11.2%	67,241	13.4%	$(10,867)
Contractor	121,557	24.2%	113,747	22.7%	$7,810
Depreciation	19,696	3.9%	64,463	12.9%	$(44,767)
Employees and Related Costs	138,098	27.5%	102,906	20.6%	$35,192
Repairs and Maintenance	30,166	6.0%	28,335	5.7%	$1,831
Insurance	8,259	1.6%	16,996	3.4%	$(8,737)
Other Costs	128,360	25.5%	106,578	21.3%	$21,782
Total Cost of Revenues	$502,510	100.0%	$500,266	100.0%	$2,244

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers. We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended March 31, 2018, our operating expenses totaled $248,368 as compared to $345,662 in 2017, representing a decrease of $97,294. The largest components of our operating expense for 2018 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $108,539 for the three months ended March 31, 2018, compared to $131,175 for the three months ended March 31, 2017. The decrease is primarily attributable to the company eliminating the role of a Chief Operational Officer. Professional services expense increased from $8,370 for the three months ended March 31, 2018, to $21,833 for the three months ended March 31, 2017, a decrease of $13,463. The decrease is primarily a result of a decrease in consulting fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other income, net, totaled $25,177 for the three months ended March 31, 2018, compared to other expense, net, of $6,114, for the three months ended March 31, 2017, an increase of $31,291. This increase is primarily due to income from insurance claim settlement.

Interest expense totaled $53,159 for the three months ended March 31, 2018, as compared to $5,388 for the three months ended March 31, 2017, an increase of $47,771.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Capital Resources and Liquidity

As of the end of the fiscal quarter covered by this report, we had $110,351 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

Item 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls. The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely discussion regarding required disclosure. Management, with the participation of the CEO and CFO, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of the end of the fiscal period covered in this report .

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

ENERGY & TECHNOLOGY, CORP.

Date: May 15, 2018	By:	/s/ George M. Sfeir
George M. Sfeir
Chief Executive Officer, Chief Financial Officer, President, Director, and Treasurer

