Form 10-Q
period 2018-06-30
ENERGY & TECHNOLOGY CORP.
filed 2018-08-14
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

June 30, 2018

i

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

ii

PART I. Financial Information

ITEM 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.
Consolidated Balance Sheets
As of June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$97,480	$36,168
Investments	2,332	2,289
Accounts Receivable
Trade, Net	417,052	273,183
Inventory, Net	903,373	903,373
Prepaid Expenses	21,150	50,835
Other Current Assets	180,724	126,168

Total Current Assets	1,622,112	1,392,016

Property and Equipment, Net
Held for Operations, Net	1,997,250	2,099,840
Construction in Progress	350,418	350,418
	2,347,668	2,450,258

Total Assets	$3,969,779	$3,842,274

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$1,008,104	$978,740
Accrued Liabilities	50,157	82,035
Accrued Rent	2,482,500	2,407,500
Current Maturities of Notes Payable	4,509,806	4,425,147
Due to Affiliates	792,673	856,687
Income Taxes Payable	25,287	25,287

Total Current Liabilities	8,868,527	8,775,396

Long-Term Liabilities
Notes Payable	$8,684	$13,142

Total Liabilities	$8,877,211	$8,788,538

Stockholders’ Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,198,117 Shares Issued at March 31, 2018 and December 31, 2017, respectively	169,198	169,198
Paid-In Capital	4,209,592	4,209,592
Treasury Stock, at cost (3,637,351 Shares)	(4,076,441)	(4,076,441)
Retained Earnings	(5,209,782)	(5,250,470)

Total Stockholders’ Equity	(4,907,432)	(4,948,121)

Total Liabilities and Stockholders’ Equity	$3,969,779	$3,840,416

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended June 30, 2018 and June 30, 2017
For the Six Months Ended June 30, 2018 and June 30, 2017

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30
	2018		2017		2018		2017

Revenues		$1,040,629		$835,028		$1,834,327		856,362
Cost of Revenues
Materials and Supplies		71,398		121,688		128,776		36,452
Subcontract Labor		173,407		170,061		294,964		153,521
Depreciation		36,247		64,463		55,944		140,759
Employees and Related Costs		148,286		120,041		286,384		173,738
Repairs and Maintenance		39,071		45,704		69,237		7,401
Insurance		56,932		15,267		64,922		40,266
Other Costs		132,477		152,475		262,782		180,543

Total Cost of Revenues		657,818		689,699		1,163,009		732,679

Gross Profit		382,811		145,329		671,319		123,683

Operating Expenses
Selling, General, and Administration		323,797		355,537		547,300		454,765
Depreciation		27,054		27,525		54,108		55,450

Total Operating Expenses		350,851		383,062		601,408		510,215

Loss from Operations		31,959		(237,733)		69,911		(386,532)

Income from Lawsuit Settlement				109,583		78,281		-
Investment Income (Expense)		15		(735)		73		(1,760)
Interest Expense		(53,417)		(6,312)		(107,576)		(8,152)

Total Other Income (Expense)		(53,402)		102,536		(29,222)		(9,912)

Loss Before Provision for Income Taxes		(21,442)		(135,197)		40,689		(396,443)

Benefit for Income Taxes		0		0		0		0

Income/(Loss)		$(21,442)		$(135,197)		$40,689		$(396,443)

Loss per Share - Basic	$	NM	$	NM	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM	$	NM	$	NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2017 and the Six Months Ended June 30, 2018

					Additional		Total
	Common Stock		Treasury Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2017	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,591	(3,940,586)	$(3,638,238)

Net (Loss)	-	-		-	-	(1,309,884)	$(1,309,884)

Balance at December 31, 2017	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,591	$(5,250,470)	$(4,948,121)

Balance at January 1, 2018	169,198,117	169,198	(3,637,351)	(4,076,441)	4,209,591	(5,250,470)	(4,948,121)

Net Income	-	-			-	40,689	$40,689

Balance at June 30, 2018	169,198,117	$169,198	$(3,637,351)	$(4,076,441)	$4,209,591	$(5,209,781)	$(4,907,432)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash Flows from Operating Activities
Net Income (Loss)	40,689	(443,240)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	110,051	183,977
Fair Value of Investments	(43)	1,539
Changes in Assets and Liabilities
Trade Receivables	(143,869)	(206,046)
Inventory	-	104,748
Prepaid Expenses	29,685	(19,887)
Accounts Payable	29,364	60,748
Accrued Payroll and Payroll Liabilities	(31,878)	(26,287)
Accrued Rent	75,000	75,000

Net Cash Provided by Operating Activities	108,999	(269,448)

Cash Flows from Investing Activities
Other Assets	(54,556)	(37,414)
Purchase of Property and Equipment	(7,461)	6,248

Net Cash Provided by (Used in) Investing Activities	(62,017)	(31,166)

Cash Flows from Financing Activities
Borrowings (Principal Repayments) to Affiliates	(65,871)	334,190
Borrowings (Principal Repayments) on Notes Payable	80,201	4,202

Net Cash Provided by (Used in) Financing Activities	14,330	338,392

Net Increase (Decrease) in Cash and Cash Equivalents	61,312	37,778

Cash and Cash Equivalents, Beginning of Year	36,168	158,068

Cash and Cash Equivalents, End of Year	97,480	195,846

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	28,871	11,700

Cash Paid During the Period for Income Taxes	-	-

See notes to consolidated financial statements.

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.	Organization

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at June 30, 2018 and at December 31, 2017, respectively.

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At June 30, 2018 and at December 31, 2017, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At the end of the fiscal quarter covered by this report, the balance due from three customers represented 69.16 % of receivables, and sales to three customers represented 67.47% of revenues.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $879 and $6,461, for the six months ended June 30, 2018 and 2017, respectively.

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

In a prior year, the Company’s costs associated with its development of these testing procedures and application for patent have been capitalized and recognized as an asset in the Company’s balance sheet, and was being amortized over 20 years. Audit findings for 2014 resulted in the write off of the Patents and the related Accumulated Amortization due to the fact that they were internally created. The Company now has capitalized all legal expenses incurred in the defense of the Patent.

ENERGY &TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 4.	Property and Equipment

Property and equipment consists of the following at June 30, 2018 and December 31, 2017, respectively:

	2018	2017

Buildings and Improvements	$3,157,937	$3,157,937
Equipment	5,982,669	5,975,208
Autos and Trucks	276,682	276,682
Office Furniture	34,025	34,025
Construction in Progress	350,418	350,418
	9,801,731	9,794,270
Less: Accumulated Depreciation	-7,454,064	-7,344,013
Total	$2,347,669	$2,450,258

Depreciation expense amounted to $110,052 and $183,977 for the six months ended June 30, 2018 and 2017, respectively.

Note 5.	Related Party Transactions

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

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of June 30, 2018 and December 31, 2017 the total owed is $2,482,500 and $2,407,500, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

Note 6.	Notes Payable

Notes payable at June 30, 2018 and December 31, 2017 consist of the following:

	2018	2017
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	17,600	22,057
Unsecured variable term note of $3,935,217 ; fixed interest rate of 4.0%	4,494,936	4,416,232
Secured fixed term note of $22,214 due December 2018; fixed interest rate of 6.95%	5,954	-
	$4,518,490	$4,438,289
Less: Current Portion	4,509,806	4,425,147
Long-Term Portion	$8,684	$13,142

Following are maturities of long-term debt at December 31, 2017:

Fiscal Year Ending
December 31,	Amount
2018	$8,280
2019	4,862

Total	$13,142

Note 7.	Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,560,766 as of June 30, 2018 and December 31, 2017. The Company is authorized to issue 10,000,000 shares of preferred stock. As of June 30, 2018 and December 31, 2017, there were no shares issued and outstanding. In 2014, the company attempted to exchange debt for 3,617,075 shares of common stock now in Treasury, However, due to the company’s failure to obtain the approval of the shareholders of the 3,617,075 shares to exchange for debt the transaction did not happen.

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

The weighted average common shares outstanding were 165,560,766 for the fiscal quarter covered by this report and the year ended December 31, 2017.

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

For the end of the fiscal quarter covered by this report, the Company had three customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these customers were approximately 67.47% of total revenues, and total balance due from these customers at the end of the fiscal quarter covered by this report was $290,571.

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

While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2018 or December 31, 2017, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at June 30, 2018 and December 31, 2017, should not necessarily be considered to apply at subsequent dates.

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

Increased Sales and Marketing Effort

Energy & Technology, Corp. hired three qualified personnel in order to help the marketing and sales effort. New business was generated from referrals, technical sessions given to oil and gas and industry related companies, the Company website, and through the use of a marketing company on a limited basis. Recently, several new deep water well permits were issued in the Gulf of Mexico. As a result, ENGT has experienced significant new interest from major oil and gas companies - including site visits and evaluations - for its VisonArray™ deep water and critical well technologies, and ENGT Manufacturing facilities.   Currently, there are several employees whose duties are focused on sales, and one marketing and promotional activity director.  Management believes revenue can be greatly increased by expanding the Company’s sales force.

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

Discussion of Changes in Financial Condition from December 31, 2017 to June 30, 2018

At June 30, 2018, total assets amounted to $3,969,779 compared to $3,842,274 at December 31, 2017, an increase of $127,505, or 3.32%. The increase is primarily due to an increase in cash and cash equivalents of $61,312 and by an increase in net accounts receivable of $143,869, partially offset by a decrease in net property plant and equipment of $102,590

Our liabilities at June 30, 2018, totaled $8,877,211 compared to $8,788,538 at December 31, 2017, an increase of $88,673, or 1.01%. The increase is primarily due to an increase in accrued rent of $75,000 and an increase in notes payable of $80,201.

Total stockholder’s equity increased from ($4,948,121) at December 31, 2017, to ($4,907,432) at June 30, 2018. This increase was due to our net income for the end of the period covered by this report.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $97,480 at June 30, 2018, an increase of $61,312 from the balance of $36,168 at December 31, 2017. The increase in cash and cash equivalents was primarily due to the cash generated from operating activities partially offset by the amounts used to reduce debt for the end of the fiscal quarter covered by this report.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the end of the fiscal quarter covered by this report of $102,590.

Accounts Payable

Accounts payable at June 30, 2018 totaled $1,008,104 compared to $978,740 at December 31, 2017, an increase of $29,364. The increase is primarily due to the accounts owed in the course of operations.

Discussion of Results of Operations for the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Revenues

Our revenue for the three months ended June 30, 2018, was $1,040,629, compared to $4,835,028, for the three months ended June 30, 2017 an increase of $205,601, or 25%. The increase is attributable primarily to an increase in exploration technologies.

The following table presents the composition of revenue for the three months ended June 30, 2018 and 2017:

	2018		2017		Variance
	Dollars	Percentage	Dollars	Percentage	Dollars
Revenue:
Exploration Technologies	$636,437	61.2%	$488,497	46.9%	$147,940
Drilling, OCTG, & Equipment Sales	$6,757	0.6%	$66,841	6.4%	$(60,084)
Warehouse & Storage Fees	$73,506	7.1%	$76,217	7.3%	$(2,711)
Rebillable Income	$141,020	13.6%	$85,593	8.2%	$55,426
Manufacturing	$182,910	17.6%	$117,880	11.3%	$65,030
Total Revenue	$1,040,629	100.0%	$835,028	100.0%	$205,601

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended June 30, 2018, was $657,818, or 63.25% of revenues, compared to $689,699, or 82.60% of revenues, for the three months ended June 30, 2017. The overall decrease in our cost of revenue is primarily due to a decrease in Materials and Supplies which includes the cost of pipe sold.

The following table presents the composition of cost of revenue for the three months ended June 30, 2018 and 2017:

	2018		2017		Variance
	Dollars	Percentage	Dollars	Percentage	Dollars
Cost of Revenue:
Employee and Related Costs	$148,286	22.5%	$120,041	18.2%	$28,245
Materials and Supplies	71,398	10.9%	121,688	18.5%	$(50,290)
Subcontract Labor	173,407	26.4%	170,061	25.9%	$3,346
Depreciation and Amortization	36,247	5.5%	64,463	9.8%	$(28,216)
Repairs and Maintenance	39,071	5.9%	45,704	6.9%	$(6,633)
Insurance	56,932	8.7%	15,267	2.3%	$41,665
Other Costs	132,477	20.1%	152,475	23.2%	$(19,998)
Total Cost of Revenues	$657,818	100.0%	$689,699	104.8%	$(31,881)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the three months ended June 30, 2018, our operating expenses totaled $350,851 as compared to $383,062 in 2017, representing a decrease of $32,211, or 8.41%. The largest components of our operating expense for 2018 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $156,996 for the three months ended June 30, 2018, compared to $165,612 for the three months ended June 30, 2017, a decrease of $8,616, or 5.2%. The decrease is primarily attributable to the company managing labor more efficiently. Professional services expense decreased from $56,906 for the three months ended June 30, 2017, to $19,295 for the three months ended June 30, 2018, a decrease of $37,611, or 66.1%. The decrease is primarily a result of a decrease in consulting fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other Income, net, totaled $102,536 for the three months ended June 30, 2017, compared to other expense, net, of $53,402, for the three months ended June 30, 2018, a decrease of $155,938 or 152.08%. This increase is primarily due to the settlement of a lawsuit.

Interest expense totaled $6,312 for the three months ended June 30, 2017, as compared to $53,417 for the three months ended June 30, 2018, an increase of $47,105, or 746.27%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Discussion of Results of Operations for the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Revenues

Our revenue for the six months ended June 30, 2018, was $1,834,327, compared to $1,379,682, for the six months ended June 30, 2017, an increase of $454,645, or 32.95%. The increase is attributable primarily to an increase in exploration technologies.

The following table presents the composition of revenue for the six months ended June 30, 2018 and 2017:

	2018		2017		Variance
	Dollars	Percentage	Dollars	Percentage	Dollars
Revenue:
Exploration Technologies	$1,101,007	105.8%	$727,481	69.9%	$373,526
Drilling, OCTG, & Equipment Sales	$98,292	9.4%	$95,712	9.2%	$2,580
Warehouse & Storage Fees	$143,968	13.8%	$152,618	14.7%	$(8,650)
Rebillable Income	$208,948	20.1%	$118,957	11.4%	$89,990
Manufacturing	$282,113	27.1%	$284,914	27.4%	$(2,801)
Total Revenue	$1,834,327	100.0%	$1,379,682	100.0%	$454,645

Cost of Revenue and Gross Profit

Our cost of revenue for the six months ended June 30, 2018, was $1,163,009, or 63.40% of revenues, compared to $1,190,624, or 86.3% of revenues, for the six months ended June 30, 2017. The overall decrease in our cost of revenue is primarily due to a decrease in Depreciation.

The following table presents the composition of cost of revenue for the six months ended June 30, 2018 and 2017:

	2018		2017		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$286,384	24.6%	$222,947	19.2%	$63,437
Materials and Supplies	128,776	11.1%	188,929	16.2%	$(60,153)
Subcontract Labor	294,964	25.4%	283,808	24.4%	$11,156
Depreciation and Amortization	55,944	4.8%	128,926	11.1%	$(72,982)
Repairs and Maintenance	69,237	6.0%	74,039	6.4%	$(4,802)
Insurance	64,922	5.6%	32,263	2.8%	$32,660
Other Costs	262,782	22.6%	259,714	22.3%	$3,069
Total Cost of Revenues	$1,163,009	100.0%	$1,190,624	102.4%	$(27,616)

Due to limitations with the pool of qualified individuals, we utilized the services of subcontractors to assist us in providing timely and quality service to our customers.  We will continue our efforts to attract employ and retain qualified individuals to serve the needs of our customers.

Operating Expenses

For the six months ended June 30, 2018, our operating expenses totaled $601,408 as compared to $728,720 in 2017, representing a decrease of $127,312, or 17.47%. The largest components of our operating expense for 2018 consist of salaries and wages and Professional Services. Salaries and wages for general and administrative personnel was $265,534 for the six months ended June 30, 2018, compared to $296,787 for the six months ended June 30, 2017, a decrease of $31,253, or 10.53%.

Professional Services decreased from $132,376 for the six months ended June 30, 2017, to $27,665 for the six months ended June 30, 2018, a decrease of $104,711, or 79.10%.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other Income, net, totaled $29,222 for the six months ended June 30, 2018, compared to other expense, net, of $9,912, for the six months ended June 30, 2017, a decrease of $125,644 or 429.96%. This is primarily the result from Income from Lawsuits settled. Interest expense totaled $8,152 for the six months ended June 30, 2017, as compared to $107,576 for the six months ended June 30, 2018, an increase of $95,875, or 89.12%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Capital Resources and Liquidity

As of the end of the fiscal quarter covered by this report, we had $97,480 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

ENERGY & TECHNOLOGY, CORP.

Date: August 14, 2018	By:	/s/ George M. Sfeir
George M. Sfeir
Chief Executive Officer, Chief Financial Officer, President, Director, and Treasurer