Form 10-Q
period 2018-09-30
ENERGY & TECHNOLOGY CORP.
filed 2018-11-14
CIK 1432963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

September 30, 2018

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

ii

PART I - Financial Information

Item 1. Financial Statements

ENERGY & TECHNOLOGY, CORP.

Consolidated Balance Sheets

As of September 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$117,106	$36,168
Investments	2,332	2,289
Accounts Receivable
Trade, Net	393,571	273,183
Inventory, Net	903,373	903,373
Prepaid Expenses	74,422	50,835
Other Current Assets	178,366	126,168

Total Current Assets	1,669,170	1,392,016

Property and Equipment, Net
Held for Operations, Net	1,933,949	2,099,840
Construction in Progress	350,418	350,418
	2,284,366	2,450,258

Total Assets	$3,953,537	$3,842,274

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$1,077,806	$978,740
Accrued Liabilities	79,601	82,035
Accrued Rent	2,520,000	2,407,500
Current Maturities of Notes Payable	4,580,873	4,425,147
Due to Affiliates	739,271	856,687
Income Taxes Payable	25,287	25,287

Total Current Liabilities	9,022,838	8,775,396

Long-Term Liabilities
Notes Payable	$6,427	$13,142

Total Liabilities	$9,029,265	$8,788,538

Stockholders’ Equity
Preferred Stock - $.001 Par Value; 10,000,000 Shares Authorized, None Issued	-	-
Common Stock - $.001 Par Value; 250,000,000 Shares Authorized, 169,198,117 Shares Issued at September 30, 2018 and December 31, 2017, respectively	169,198	169,198
Paid-In Capital	4,209,592	4,209,592
Treasury Stock, at cost (3,637,351 Shares)	(4,076,441)	(4,076,441)
Retained Earnings	(5,378,078)	(5,248,612)

Total Stockholders’ Equity	(5,075,728)	(4,946,263)

Total Liabilities and Stockholders’ Equity	$3,953,537	$3,842,274

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended September 30, 2018 and September 30, 2017

For the Nine Months Ended September 30, 2018 and September 30, 2017

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2018		2017		2018		2017

Revenues		$758,745		$733,091		$2,592,772		2,112,773
Cost of Revenues
Materials and Supplies		24,320		72,960		158,100		262,008
Subcontractor Costs		132,393		191,767		429,599		475,575
Depreciation		36,247		64,463		92,191		193,389
Employees and Related Costs		203,026		102,501		489,410		325,448
Repairs and Maintenance		39,549		74,097		109,516		150,504
Insurance		6,328		13,666		71,250		45,928
Other Costs		101,634		113,340		370,655		374,299

Total Cost of Revenues		543,496		632,795		1,720,720		1,827,151

Gross Profit		215,248		100,296		872,052		285,622

Operating Expenses
Selling, General, and Administration		279,705		376,812		840,700		1,056,683
Depreciation		27,054		27,525		81,161		82,576

Total Operating Expenses		306,759		404,337		921,861		1,139,259

Loss from Operations		(91,510)		(304,042)		(49,809)		(853,637)

Income from Claim Settlement				61,397		78,281		61,397
Income from Lawsuit Settlement								105,816
Investment Income (Expense)		0		(53)		43		(1,514)
Interest Expense		(50,434)		(127,809)		(157,980)		(139,509)

Total Other Income (Expense)		(50,434)		(66,465)		(79,656)		26,190

Loss Before Provision for Income Taxes		(141,944)		(370,506)		(129,466)		(827,447)

Benefit for Income Taxes		0		0		0		0

Income/(Loss)		$(141,944)		$(370,506)		$(129,466)		$(827,447)

Loss per Share - Basic	$	NM	$	NM	$	NM	$	NM

Loss per Share - Diluted	$	NM	$	NM	$	NM	$	NM

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY CORP.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and the Nine Months Ended September 30, 2018

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at January 1, 2017	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,591	(3,940,586)	$(3,638,238)

Net (Loss)	-	-		-	-	(1,308,025)	$(1,308,025)

Balance at December 31, 2017	169,198,117	$169,198	(3,637,351)	$(4,076,441)	$4,209,591	$(5,248,611)	$(4,946,263)

Balance at January 1, 2018	169,198,117	169,198	(3,637,351)	(4,076,441)	4,209,591	(5,248,611)	(4,946,263)

Net Income (Loss)	-	-			-	(129,466)	$(129,466)

Balance at September 30, 2018	169,198,117	$169,198	$(3,637,351)	$(4,076,441)	$4,209,591	$(5,378,077)	$(5,075,728)

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities
Net Income (Loss)	(127,608)	(827,447)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation	173,353	275,965
Accrued Interest		118,057
Fair Value of Investments	(43)	1,632
Changes in Assets and Liabilities
Trade Receivables	(120,388)	(153,651)
Inventory	-	104,748
Prepaid Expenses	(23,587)	(15,623)
Accounts Payable	99,066	250,643
Accrued Payroll and Payroll Liabilities	(2,434)	(99,791)
Accrued Rent	112,500	112,500

Net Cash Provided by Operating Activities	110,859	(232,967)

Cash Flows from Investing Activities
Other Assets	(52,198)	(38,732)
Purchase of Property and Equipment	(7,461)	(35,501)

Net Cash Provided by (Used in) Investing Activities	(59,659)	(74,233)

Cash Flows from Financing Activities
Borrowings (Principal Repayments) to Affiliates	(119,273)	319,186
Borrowings (Principal Repayments) on Notes Payable	149,011	(4,647)

Net Cash Provided by (Used in) Financing Activities	29,738	314,539

Net Increase (Decrease) in Cash and Cash Equivalents	80,938	7,339

Cash and Cash Equivalents, Beginning of Year	36,168	158,068

Cash and Cash Equivalents, End of Year	117,106	165,407

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for Interest	11,098	21,452

Cash Paid During the Period for Income Taxes	-	-

See notes to consolidated financial statements.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 1.	Organization

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

Allowance for Doubtful Accounts

The company calculates the allowance based on the history with customers and their current financial condition. Provisions of uncollectible amounts are determined based on management’s estimate of collectability. Allowance for doubtful accounts was $3,078 and $3,078 at September 30, 2018 and at December 31, 2017, respectively.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 2.	Summary of Significant Accounting Policies (Continued)

Inventory

Inventory is stated at the lower of cost determined by the specific identification method or market.  At September 30, 2018 and at December 31, 2017, inventory consisted of pipe available for sale.

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

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the Company’s large number of customers. At the end of the fiscal quarter covered by this report, the balance due from three customers represented 56.1 % of receivables, and sales to four customers represented 74.6% of revenues.

The Company maintains cash balances at several financial institutions, and periodically maintains cash in bank accounts in excess of insured limits.  The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Advertising

The Company charges the costs of advertising to expense as incurred. Advertising expense was $2,598 and $8,052, for the nine months ended September 30, 2018 and 2017, respectively.

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

On August 6, 2018, the company patent protection was voided which was previously awarded by the United States Patent and Trademark Office when its Patent Nos.  7,263,887, 7,401,518, 7,552,640, and 7,997,138 were challenged by National Oilwell Varco, LP, (NOV) as un-patentable under the obviousness doctrine in response to a patent infringement suit filed by the Company against NOV. Due to high expense of litigation costs to defend its patents and the uncertainty of success, the company has decided not to appeal these decisions.

Note 4.	Property and Equipment

Property and equipment consists of the following at September 30, 2018 and December 31, 2017, respectively:

	2018	2017

Buildings and Improvements	$3,157,937	$3,157,937
Equipment	5,982,669	5,975,208
Autos and Trucks	276,682	276,682
Office Furniture	34,025	34,025
Construction in Progress	350,418	350,418
	9,801,731	9,794,270
Less: Accumulated Depreciation	(7,517,365)	(7,344,013)
Total	$2,284,367	$2,450,258

Depreciation expense amounted to $173,352 and $275,965 for the nine months ended September 30, 2018 and 2017, respectively.

Note 5.	Related Party Transactions

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

Additionally, St. Charles Real Estate Corp LLC owns the land in Houston, Texas where the Company maintains its pipe inventory, as well as the Houston facility. The Company has a month to month lease for $12,500 with St. Charles Real Estate but is accruing rent instead of paying. As of September 30, 2018 and December 31, 2017 the total owed is $2,520,000 and $2,407,500, respectively. St. Charles Real Estate Corp LLC is owned by various members of the Sfeir family.

ENERGY & TECHNOLOGY, CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Note 6.	Notes Payable

Notes payable at September 30, 2018 and December 31, 2017 consist of the following:

	2018	2017
Secured fixed term note of $48,601.50 due November 2020; fixed interest rate of 3.39%	15,342	22,057
Unsecured variable term note of $3,935,217 ; fixed interest rate of 4.0%	4,534,288	4,416,232
Secured fixed term note of $47,181 due December 2019; fixed interest rate of 6.95%	37,669	-
	$4,587,300	$4,438,289
Less: Current Portion	4,580,873	4,425,147
Long-Term Portion	$6,427	$13,142

Following are maturities of long-term debt at December 31, 2017:

Fiscal Year Ending December 31,	Amount

2018	$8,280
2019	4,862

Total	$13,142

Note 7.	Equity

The Company is authorized to issue 250,000,000 shares of common stock at a par value of $.001 per share. The number of shares issued and outstanding are 165,560,766 as of June 30, 2018 and December 31, 2017. The Company is authorized to issue 10,000,000 shares of preferred stock. As of September 30, 2018 and December 31, 2017, there were no shares issued and outstanding. In 2014, the company attempted to exchange debt for 3,617,075 shares of common stock now in Treasury, However, due to the company’s failure to obtain the approval of the shareholders of the 3,617,075 shares to exchange for debt the transaction did not happen.

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

For the end of the fiscal quarter covered by this report, the Company had four customers which generated revenues in excess of 10% of the Company’s total revenues. Revenues for these customers were approximately 74.6% of total revenues, and total balance due from these customers at the end of the fiscal quarter covered by this report was $265,924.

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

While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2018 or December 31, 2017, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at September 30, 2018 and December 31, 2017, should not necessarily be considered to apply at subsequent dates.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Headquartered in Lafayette, Louisiana, with production facilities in Houston, Texas and Abbeville, Louisiana, Energy & Technology, Corp. provides non-destructive testing (NDT) services, OCTG and oilfield pipe sales, service and storage, and rig and equipment sales. Originally founded on May 11, 1971 as an inspection company, Energy & Technology, Corp. currently serves customers throughout the oil patch of Louisiana and Texas as well as in Canada, Mexico, and in the Gulf of Mexico. The Company’s customer base of over 130 accounts consists of major oil companies, steel mills, material suppliers, drilling companies, tool rental companies, and natural gas storage operators. As noted in Note 11, the company is dependent on a few customers, mainly from the U.S. Government and D.O.T. sub-contracts, due to the oil industry decline. The company’s customers base has slowed down and many closed or bankrupt. Due to the nature of its technology, the Company maintains competitive advantages in offshore deep water and other onshore critical projects. In order to increase revenue and add services and product in the current depressed energy industry, the company is now involved in project management, contracting, engineering, manufacturing, procurement, rentals, equipment and supplies providers, coating, storage, maintenance, drilling completion, and logistics.

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

Discussion of Changes in Financial Condition from December 31, 2017 to September 30, 2018

At September 30, 2018, total assets amounted to $3,953,537 compared to $3,842,274 at December 31, 2017, an increase of $111,263, or 2.9%. The increase is primarily due to an increase in cash and cash equivalents of $80,938 and by an increase in net accounts receivable of $120,388, partially offset by a decrease in net property plant and equipment of $165,892

Our liabilities at September 30, 2018, totaled $9,029,265 compared to $8,788,538 at December 31, 2017, an increase of $240,727, or 2.74%. The increase is primarily due to an increase in accrued rent of $112,500 and an increase in notes payable of $155,726.

Total stockholder’s equity decreased from ($4,948,121) at December 31, 2017, to ($5,075,728) at September 30, 2018. This decrease was due to our net loss for the end of the period covered by this report.

Cash and Cash Equivalents

Cash and Cash Equivalents totaled $117,106 at September 30, 2018, an increase of $80,938 from the balance of $36,168 at December 31, 2017. The increase in cash and cash equivalents was primarily due to the cash generated from operating activities partially offset by the amounts used to reduce debt for the end of the fiscal quarter covered by this report.

Inventory

Inventory consists primarily of pipe held for sale to our customers. We began purchasing pipe for sale to customers in December, 2007. This was an opportunity for us to expand our services to our customers. It is anticipated that the Company will continue its efforts to expand its sales of pipe.

Property and Equipment

The decrease in property and equipment is primarily due to depreciation for the end of the fiscal quarter covered by this report of $173,352.

Accounts Payable

Accounts payable at September 30, 2018 totaled $1,077,806 compared to $978,740 at December 31, 2017, an increase of $99,066. The increase is primarily due to the accounts owed in the course of operations.

Discussion of Results of Operations for the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Revenues

Our revenue for the three months ended September 30, 2018, was $758,745, compared to $733,091, for the three months ended September 30, 2017 an increase of $25,654, or 3.5%. The increase is attributable primarily to an increase in exploration technologies.

The following table presents the composition of revenue for the three months ended September 30, 2018 and 2017:

	2018		2017		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$482,221	63.6%	$422,372	55.7%	$59,849
Drilling, OCTG, & Equipment Sales		0.0%	$-	0.0%	$-
Warehouse & Storage Fees	$75,399	9.9%	$71,651	9.4%	$3,748
Rebillable Income	$99,835	13.2%	$112,784	14.9%	$(12,949)
Manufacturing	$101,290	13.3%	$126,284	16.6%	$(24,994)
Total Revenue	$758,745	100.0%	$733,091	100.0%	$25,654

Cost of Revenue and Gross Profit

Our cost of revenue for the three months ended September 30, 2018, was $543,496, or 71.7% of revenues, compared to $632,794, or 86.4% of revenues, for the three months ended September 30, 2017. The overall decrease in our cost of revenue is primarily due to a decrease in Subcontractor Costs, as Employee and Related Costs increased.

The following table presents the composition of cost of revenue for the three months ended September 30, 2018 and 2017:

	2018		2017		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$203,026	37.4%	$102,501	18.9%	$100,525
Materials and Supplies	24,320	4.5%	72,960	13.4%	$(48,640)
Subcontractor Costs	132,393	24.4%	191,767	35.3%	$(59,374)
Depreciation and Amortization	36,247	6.7%	64,463	11.9%	$(28,216)
Repairs and Maintenance	39,549	7.3%	74,097	13.6%	$(34,548)
Insurance	6,328	1.2%	13,666	2.5%	$(7,338)
Other Costs	101,634	18.7%	113,340	20.9%	$(11,706)
Total Cost of Revenues	$543,496	100.0%	$632,794	116.4%	$(89,298)

Operating Expenses

For the three months ended September 30, 2018, our operating expenses totaled $306,759 as compared to $404,337 in 2017, representing a decrease of $97,578, or 24.13%. The largest components of our operating expense for 2018 consist of salaries and wages and professional services. Salaries and wages for general and administrative personnel was $155,589.40 for the three months ended September 30, 2018, compared to $163,823 for the three months ended September 30, 2017, a decrease of $8,234, or 5.1%. The decrease is primarily attributable to the company managing labor more efficiently. Professional services expense decreased from $29,723 for the three months ended September 30, 2017, to $15,652 for the three months ended September 30, 2018, a decrease of $14,071, or 47.4%. The decrease is primarily a result of a decrease in consulting fees.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other Income, net, totaled $66,465 for the three months ended September 30, 2017, compared to other Income, net, of $50,434, for the three months ended September 30, 2018, a decrease of $16,031 or 24.12%. This decrease is primarily due to the decrease of interest expense.

Interest expense totaled $50,434 for the three months ended September 30, 2017, as compared to $127,809 for the three months ended September 30, 2018, a decrease of $77,375, or 60.54%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties

Discussion of Results of Operations for the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Revenues

Our revenue for the nine months ended September 30, 2018, was $2,592,772, compared to $2,112,773, for the nine months ended September 30, 2017, an increase of $479,999, or 22.8%. The increase is attributable primarily to an increase in exploration technologies.

The following table presents the composition of revenue for the nine months ended September 30, 2018 and 2017:

	2018		2017		Variance
Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Exploration Technologies	$1,583,328	208.7%	$1,149,853	151.5%	$433,475
Drilling, OCTG, & Equipment Sales	$91,538	12.1%	$95,712	12.6%	$(4,174)
Warehouse & Storage Fees	$218,967	28.9%	$224,269	29.6%	$(5,302)
Rebillable Income	$315,536	41.6%	$231,742	30.5%	$83,794
Manufacturing	$383,403	50.5%	$411,197	54.2%	$(27,794)
Total Revenue	$2,592,772	100.0%	$2,112,773	100.0%	$479,999

Cost of Revenue and Gross Profit

Our cost of revenue for the nine months ended September 30, 2018, was $1,718,753, or 66.3% of revenues, compared to $1,827,151, or 86.5% of revenues, for the nine months ended September 30, 2017. The overall decrease in our cost of revenue is primarily due to a decrease in Depreciation.

The following table presents the composition of cost of revenue for the nine months ended September 30, 2018 and 2017:

	2018		2017		Variance
Cost of Revenue:	Dollars	Percentage	Dollars	Percentage	Dollars

Employee and Related Costs	$489,410	28.5%	$325,448	18.9%	$163,962
Materials and Supplies	158,100	9.2%	262,008	15.2%	$(103,908)
Subcontractor Costs	429,599	25.0%	475,575	27.7%	$(45,976)
Depreciation and Amortization	92,191	5.4%	193,389	11.3%	$(101,198)
Repairs and Maintenance	109,516	6.4%	150,504	8.8%	$(40,988)
Insurance	71,250	4.1%	45,928	2.7%	$25,322
Other Costs	368,688	21.5%	374,299	21.8%	$(5,611)
Total Cost of Revenues	$1,718,753	100.0%	$1,827,151	106.3%	$(108,398)

Operating Expenses

For the nine months ended September 30, 2018, our operating expenses totaled $921,861 as compared to $1,139,259 in 2017, representing a decrease of $97,578, or 24.13%. The largest components of our operating expense for 2018 consist of salaries and wages and Professional Services. Salaries and wages for general and administrative personnel was $421,124 for the nine months ended September 30, 2018, compared to $460,610 for the nine months ended September 30, 2017, a decrease of $39,486, or 8.6%. Professional Services decreased from $162,099 for the nine months ended September 30, 2017, to $43,318 for the nine months ended September 30, 2018, a decrease of $118,781, or 73.3%.

Other Income and Expense

Other income and expense consists of investment income, interest expense, and gains and losses from the sale and disposal of assets. Other Income, net, totaled $26,190 for the nine months ended September 30, 2017, compared to other expense, net, of $79,656, for the nine months ended September 30, 2018, a decrease of $176,078 or 221.05%. This is primarily the result from Income from Lawsuits settled. Interest expense totaled $139,509 for the nine months ended September 30, 2017, as compared to $157,980 for the nine months ended September 30, 2018, an increase of $146,280, or 92.59%.  Interest expense pertains primarily to amounts due to affiliates as well as to our notes payable with third parties.

Capital Resources and Liquidity

As of the end of the fiscal quarter covered by this report, we had $117,106 in cash and cash equivalents. Our cash outflows have consisted primarily of expenses associated with our operations. These outflows have been offset by the timely inflows of cash from our customers for sales that have been made. We have been able to utilize our relationships with affiliated entities to stabilize our liquidity needs.

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

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Due to the downturn in the economy, the reduction of oil prices, and the inability to afford continued auditing and reporting expenses, ENGT has decided to “go dark” and stop reporting to the SEC until it will be able to hire qualified auditors. ENGT will file with the SEC the necessary forms in the next quarter in order to stop reporting.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1	Certification of George M. Sfeir, President, Chief Executive Officer, Chief Financial Officer, Energy & Technology Corp., pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934 as amended.

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K

None.

Item 7. Up-dates and Clarifications to prior non-financial information

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY & TECHNOLOGY, CORP.

Date: November 14, 2018	By:	/s/ George M. Sfeir
George M. Sfeir
C.E.O./C.F.O.